Form 10-Q
period 1995-03-31
KLLM TRANSPORT SERVICES INC
filed 1995-05-15
CIK 793765

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C.  20549

                                FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934



For The Period Ended   March 31, 1995            Commission
File Number 0-14759




                     KLLM TRANSPORT SERVICES, INC.
         (Exact name of registrant as specified in its charter)


Delaware                                          64-0412551

(State or other jurisdiction of            I.R.S. Employer
     incorporation or organization)      Identification No.)



      Post Office Box 6098
      Jackson, Mississippi 39288
(Address of principal executive offices)
                        (Zip Code)


Registrant's telephone number,
including area code    (601) 939-2545



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No





      4,509,251 Common Shares were outstanding as of March 31,
1995.

                          KLLM TRANSPORT SERVICES, INC.
                                 AND SUBSIDIARIES


INDEX                                                     Page

PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets
       March 31, 1995 (Unaudited) and December 30, 1994      1

       Consolidated Statements of Earnings (Unaudited)
       Thirteen weeks ended March 31, 1995 and April 1,
       1994                                                  2

       Condensed Consolidated Statements of Cash Flows
         (Unaudited) Thirteen weeks ended March 31, 1995
          and April 1, 1994                                  3

       Notes to Condensed Consolidated Financial Statements
        (Unaudited)                                          4

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations    5

PART II.  OTHER INFORMATION:

   Item 6.  Exhibits and Reports on Form 8-K                 7

                          KLLM TRANSPORT SERVICES, INC
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                         March 31,      December 30,
                                         1995           1994
                                         ---------------------------
                                         (Unaudited)         (Note)
                                                 (In Thousands)
ASSETS

Current assets:

     Cash and cash equivalents                      $160      $1,397
     Accounts receivable                          26,231      24,063
     Inventories - at cost                         1,290       1,191
     Prepaid expenses:
          Tires                                    4,572       5,314
          Other                                    4,531       3,764
     Deferred income taxes                         1,450       1,450
                                                  -------   --------
               Total current assets               38,234      37,179

Property and equipment                           178,344     182,747
     Less accumulated depreciation               (54,875)    (55,991)
                                                --------    --------
                                                 123,469     126,756
                                                 =======    ========

Intangible assets, net  (Note B)                   2,106       2,142

                                                $163,809    $166,077

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable to bank                           $510      $4,000
     Accounts payable and accrued expenses         9,519       8,670
     Current maturities of long-term debt
       and capital leases                          2,503       2,483
                                                  ------      ------
          Total current liabilities               12,532      15,153

Long-term debt and capital leases, less
  current maturities                              66,210      66,531

Deferred income taxes                             16,550      16,550

Stockholders' equity:
     Preferred Stock, $.01 value; authorized
       5,000,000 shares; none issued
     Common Stock, $1 par value; 10,000,000
        shares authorized; 4,552,219 shares
        issued; 4,509,251 shares outstanding.     4,552          4,552
     Additional paid-in capital                  32,946         33,121
     Retained earnings                           31,664         31,234
                                                 ------          ------
                                                 69,162         68,907
     Less Common Stock in Treasury, at cost,
        42,968 shares                              (645)        (1,064)
                                                  ------         ------
          Total Stockholders' Equity             68,517         67,843
                                                  ------         ------
                                               $163,809       $166,077
                                                =======         =======


Note: The balance sheet at December 30, 1994 has been derived from the audited financial statements at the date indicated, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                                   KLLM TRANSPORT SERVICES, INC.
                                         AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF EARNINGS
                                           (Unaudited)



                                 Thirteen Weeks Ended     Thirteen Weeks Ended
                                 March 31,                April 1,
                                   1995                     1994
                                 --------------------------------------------
                                 (In Thousands, Except Per Share Amounts)


OPERATING REVENUE                $56,847                  $47,297
OPERATING EXPENSES:
  Salaries, wages and
    fringe benefits               15,870                   15,012
  Operating supplies
    and expenses                 14,709                    15,012
  Insurance, claims,
    taxes and licenses             2,720                    2,560
  Depreciation and
    amortization                   5,460                    4,727
  Purchased transportation
    and equipment rent            13,683                    5,933

  Other                            2,783                    2,420

  Gain on sale of
    revenue equipment              (521)                    (59)
                                 --------------------------------
    TOTAL OPERATING EXPENSES      54,704                   45,605
                                 --------------------------------

    OPERATING INCOME               2,143                    1,692

Interest and other income           0                        (2)
Interest expense                   1,450                    1,157
                                 --------------------------------
                                   1,450                    1,155
                                 --------------------------------
EARNINGS BEFORE INCOME TAXES       693                        537
Income taxes                       263                        200
                                 --------------------------------
NET EARNINGS                      $430                       $337
                                 ================================

NET EARNINGS PER COMMON SHARE    $0.10                      $0.07
                                 ================================


                          KLLM TRANSPORT SERVICES INC
                                AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                  Thirteen Weeks Ended
                                                  March 31,      April 1,
                                                  1995           1994
                                                  -----------------------
                                                      (In Thousands)
NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                   $3,902         $3,147

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Fresh International
     Transportation, Inc. (Note B)                               (2,500)
   Purchases of property and equipment            (4,817)        (7,210)
   Proceeds from disposition of equipment          3,270            983
                                                  --------       --------
NET CASH FLOWS USED IN INVESTING
      ACTIVITIES                                  (1,547)        (8,727)
                                                  --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options           244              4
   Net increase (decrease) in borrowings
     under revolving line of credit                               6,000
   Repayment of long-term debt and capital
     leases                                         (301)          (282)
   Net change in borrowings under working
     capital line of credit                       (3,490)          (313)
                                                  --------       --------
NET CASH FLOWS (USED) PROVIDED BY
     FINANCING ACTIVITIES                         (3,547)         5,409
                                                  --------       --------

Net Decrease  in Cash and
     Cash Equivalents                             (1,192)          (171)
Cash and Cash Equivalents at Beginning
     Of Period                                     1,353            869
                                                  --------        -------
Cash and Cash Equivalents at End
     Of Period                                      $160           $698
                                                  =========       =======

                    KLLM TRANSPORT SERVICES, INC
                         AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                          STATEMENTS
                         (Unaudited)



      NOTE A-  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They have been prepared in accordance with the instructions to Form 10-Q and Article
10 of Regulation S-X and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included.


NOTE B - ACQUISITION OF CORPORATION

     Effective May 1, 1995, the Company acquired substantially all of the assets of Vernon Sawyer, Inc, a regional dry-van truckload carrier based in Bastrop, Louisiana. Prior operations of Vernon Sawyer, Inc. are immaterial to the Company's revenue, net earnings and earnings per share for the periods ended March 31, 1995 and December 30, 1994.

     Effective March 1, 1994, the Company acquired all of the outstanding stock of Fresh International Transportation, Inc., a company which provides temperature controlled transportation via double-stack containers on railroads. Results from operations of the Company include operations of the acquired company since March 1, 1994. The excess of purchase price over the fair value of the assets acquired is classified as goodwill and is included in intangibles in the accompanying balance sheet. Goodwill is being amortized by the straight line method over fifteen years.

     Prior operations of Fresh International Transportation,
Inc. are immaterial to the Company's revenue, net earnings and earnings per share for the periods ended March 31, 1995 and December 30, 1994.


NOTE  C - FISCAL YEAR

     The Company has adopted a fiscal year-end on the Friday nearest December 31. Accordingly, the first quarter of 1995 ended on Friday, March 31, 1995.


NOTE  D - COMMITMENTS AND CONTINGENCIES

     During the quarter ended March 31, 1995, the Company entered into certain operating leases for revenue equipment with an average annual minimum rental payment of $4,057,000 through 1999.

     The Company is involved in various claims and routine litigation incidental to its business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the consolidated financial position or results of consolidated operations of the Company.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         Liquidity and Capital Resources

     KLLM Transport Services, Inc.'s primary sources of liquidity are its cash flow from operations and its existing credit agreements. During the thirteen weeks ended March 31, 1995, the Company generated
$3.9 million in net cash provided from operating activities.

     The growth of the Company's business has required significant investments in new tractors and trailers, which were previously financed largely through long-term debt and capitalized leases. The vast majority of new tractors are now (beginning January
1995) being leased under an operating ease plan with terms more favorable than could have been obtained with financing or capital leasing. During the first quarter of 1995, the Company entered into these operating leases with average annual minimum rental payments of $4,057,000 through 1999. The commitment for 1995 is approximately $1,200,000. Capital expenditures, net of proceeds from trade-ins, during the first three months of 1995 were approximately $1,547,000. Net capital expenditures for the remainder of 1995, primarily for revenue equipment, are expected to be approximately $6,000,000.

     Effective May 1, 1995, the Company
acquired substantially all of the assets of Vernon
Sawyer, Inc, a regional dry-van truckload carrier based in Bastrop, Louisiana. The acquisition was financed from net cash provided from operating activities and existing credit facilities.

     Effective March 1, 1994, the Company acquired all of the outstanding stock of Fresh International
Transportation, Inc., a company which provides temperature controlled transportation via double-stack containers on railroads. The acquisition was financed from net cash provided from operating activities.

     The Company has a $50,000,000 unsecured
revolving line of credit with a syndication of banks.
Borrowings of $36,000,000 were outstanding at March 31, 1995. Under the terms of the agreement, borrowings bear interest at (i) the higher of prime rate or a rate based upon the Federal Funds Effective Rate, (ii) a rate based upon the Eurodollar rates, or (iii) an absolute interest rate as determined by each lender in the syndication under a competitive bid process at the Company's option.
Facilities fees from 1/4% to 3/8% per annum are charged on the unused portion of this line.


     Working capital needs have generally been met from net cash provided from operating activities. The
Company has a $4,150,000 in unsecured working capital lines of credit with a bank, $3,640,000 of which was available at March 31, 1995. Interest is at a rate based upon the Eurodollar rates with facility fees at 1/4% per annum on the unused portion of the line.

     The Company anticipates that its existing credit facilities along with cash flow from operations will be sufficient to fund operating expenses, capital expenditures, and debt service.


Results of Operations

     Operating revenue for the first quarter of 1995 increased 20% over the comparable period of 1994. The increase in operating revenue in the first quarter consisted of 7% from the Company's traditional over-the-road truckload business, substantially all of which came from the owner-operator division, 2% from rail services, 5% from transportation brokerage services, and 6% from international services. The increase in revenue resulted from an increase in available Company-operated equipment and an improvement in rates.
The average number of Company operated trucks in the first quarter of 1995 increased by approximately 11%, from the comparable period in 1994.

     The operating ratio decreased from 96.4%
to 96.2% for the first quarter of 1995 compared
to the same period in 1994.  Operating
revenues, particularly in our trucking and rail
operations, were affected by the West Coast
flooding, a Canadian National Railway strike
and industry-wide softness in the transportation
market.   The relative change in the components
of operating expenses during 1995
reflects the increase in purchased transportation
by the newer operating divisions as compared to
1994, and the increase in equipment
rent regarding the new operating leases for
tractors and trailers, as previously mentioned.
The increase in gain on sale of revenue
equipment during the first quarter of 1995 as
compared to the same period in 1994 resulted
in a decrease in the operating ratio of
0.8%.  Substantially all of the growth in
revenue is from the newer operations.   These
divisions are lower margin than the
traditional over-the-road freight operation which increases the operating ratio overall;
however, they are not as capital intensive.

     As a result of the foregoing, net earnings increased by $93,000 or 28% for the first quarter from the comparable period of 1994.
Earnings per share increased from $.07 to $.10 in the first quarter of 1995.


Seasonality

     In the transportation industry, results of operations generally show a seasonal pattern because customers reduce shipments during and after the winter holiday season with its attendant weather variations. The Company's operating expenses have historically been higher in the winter months primarily due to decreased fuel efficiency and increased maintenance costs in colder weather.


PART II:  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    There were no reports on Form 8-K filed for the quarter ended March 31, 1995.

SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       KLLM TRANSPORT SERVICES, INC.
                              (Registrant)

Date   May 12, 1995   ----------------------------
                      J. Kirby Lane
                      Executive Vice President and
                      Chief Financial Officer


Date   May 12, 1995


                     -----------------------------
                     Cindy F. Bailey
                     Corporate Controller
