Form 10-Q
period 1995-06-30
KLLM TRANSPORT SERVICES INC
filed 1995-08-15
CIK 793765

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549


                           FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934



For The Period Ended   June 30, 1995
         Commission File Number 0-14759




                 KLLM TRANSPORT SERVICES, INC.
     (Exact name of registrant as specified in its charter)
      Delaware

     (State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No. 64-0412551)



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

         Yes  X       No





      4,509,251 Common Shares were outstanding as of June 30,
1995.

                    KLLM TRANSPORT SERVICES, INC.  AND
                              SUBSIDIARIES


INDEX                                                              Page

PART I.  FINANCIAL INFORMATION:

       Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets
             June 30, 1995 (Unaudited) and December 30, 1994       1

             Consolidated Statements of Earnings (Unaudited)
             Twenty-six weeks ended June 30, 1995 and July 1,
             1994                                                  2

             Condensed Consolidated Statements of Cash Flows
            (Unaudited) Twenty-six weeks ended June 30, 1995
             and July 1, 1994                                      3

             Notes to Condensed Consolidated Financial Statements
            (Unaudited)                                            4

       Item 2.  Management's Discussion and Analysis of

                Financial Condition and Results of Operations      5

    PART II.  OTHER INFORMATION:

       Item 6.  Exhibits and Reports on Form 8-K                   7

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


NOTE B - ACQUISITION OF CORPORATION

     Effective May 1, 1995, the Company acquired substantially all of the assets of Vernon Sawyer, Inc., a regional dry-van truckload carrier based in Bastrop, Louisiana. Prior operations of Vernon Sawyer, Inc. are immaterial to the Company's revenue, net earnings and earnings per share for the periods ended June 30, 1995 and December 30, 1994.


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

     Prior operations of Fresh International Transportation, Inc. are immaterial to the Company's revenue, net earnings and earnings per share for the periods ended June 30, 1995 and December 30, 1994.


NOTE  C - FISCAL YEAR

     The Company has adopted a fiscal year-end on the Friday nearest December 31. Accordingly, the second quarter of 1995 ended on Friday, June 30, 1995.


NOTE  D - COMMITMENTS AND CONTINGENCIES

     During the first half of 1995, the Company entered into certain operating leases for revenue equipment with an average annual minimum rental payment of $4,057,000 through 1999.

     The Company is involved in various claims and routine litigation incidental to its business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the consolidated financial position or results of consolidated operations of the Company.

                      KLLM TRANSPORT SERVICES, INC
                            AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS


                                          June 30,          December 30,
                                          1995              1994
                                          _____________________________
                                          (Unaudited)       (Note)
                                                (In Thousands)
ASSETS

Current assets:
     Cash and cash equivalents                    $289      $1,397
     Accounts receivable                        27,674      24,063
     Inventories - at cost                       1,491       1,191
     Prepaid expenses:
          Tires                                  4,193       5,314
          Other                                  4,032       3,764
     Deferred income taxes                       1,450       1,450
                                              ---------   --------
               Total current assets             39,129      37,179

Property and equipment                         190,703     182,747
     Less accumulated depreciation             (58,047)   (55,991)
                                             -----------  --------
                                               132,656     126,756


Intangible assets, net  (Note B)                 2,801       2,142
                                             -----------  --------
                                               $174,586   $166,077
                                             -----------  --------
                                             -----------  --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to banks                     $6,291      $4,000
     Accounts payable and accrued expenses
                                                10,138       8,670
     Current maturities of long-term debt
       and capital leases                       6,212        2,483
                                              --------      ------

          Total current liabilities            22,641       15,153

Long-term debt and capital leases, less
  current maturities                           66,196       66,531

Deferred income taxes                          16,550       16,550

Stockholders' equity:
     Preferred Stock, $.01 value; authorized 5,000,000 shares; none issued
     Common Stock, $1 par value; 10,000,000 shares authorized;
       issued shares - 4,552,219 in 1995 and 1994, respectively;
       outstanding shares - 4,509,251 in 1995 and 4,481,251 in
     1994.                                      4,552       4,552
     Additional paid-in capital                 32,946     33,121
     Retained earnings                          32,346     31,234
                                               --------   --------
                                                69,844     68,907

     Less Common Stock in Treasury, at cost,
    42,968 shares in 1995 and 70,968 shares
    in 1994.                                      (645)    (1,064)
                                               _______     _______
          Total Stockholders' Equity            69,199      67,843
                                               _______     _______
                                              $174,586    $166,077
                                              ________    ________
                                              ________    ________


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

                      KLLM TRANSPORT SERVICES, INC.
                            AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)



                        Thirteen Weeks Ended          Twenty-Six Weeks Ended
                        June 30,    July 1,           June 30,    July 1,
                        1995        1994              1995        1994
                        ____________________________________________________
                        (In Thousands, Except Per Share Amounts)


OPERATING REVENUE          $63,011     $57,805          $119,858    $105,102

OPERATING EXPENSES:
  Salaries, wages and
    fringe benefits         17,957      16,263            33,827      31,276
  Operating supplies
    and expenses            16,206      16,197            30,914      31,209
  Insurance, claims,
    taxes and licenses       2,637       2,908             5,357       5,468
  Depreciation and
    amortization             5,860       5,302            11,320      10,029
  Purchased transportation
    and equipment rent       5,104       9,856            28,788      15,789
  Other                      2,857       2,611             5,640       5,030
  Gain on sale of
    revenue equipment        (227)       (128)             (748)       (187)
                            _________  _______            ______      ______
 TOTAL OPERATING EXPENSES   60,394      53,009           115,098      98,614


    OPERATING INCOME         2,617       4,796             4,760       6,488

Interest and other income    (9)        (8)            (9)           (10)
Interest expense              1,527      1,337            2,977        2,494
                              ________________           ____________________
                              1,518      1,329            2,968        2,484

EARNINGS BEFORE INCOME TAXES  1,099      3,467            1,792        4,004
Income taxes                  418        1,300              681        1,500
                              ________________           ____________________
NET EARNINGS                  $681      $2,167           $1,111       $2,504
                              ________________           ____________________
                              ________________           ____________________

NET EARNINGS PER COMMON SHARE $0.15     $0.48             $0.25       $0.55



See accompanying notes.

                       KLLM TRANSPORT SERVICES INC
                            AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                Twenty-Six Weeks Ended
                                                June 30,          July 1,
                                                1995              1994

                                                ________________________
                                                (In Thousands)

NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                 $11,445           $11,807

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Vernon Sawyer, Inc.
   assets (Note B)                              (10,194)
   Purchase of Fresh International
     Transportation, Inc. (Note B)                                (2,566)
   Purchases of property and equipment          (12,907)         (19,241)
   Proceeds from disposition of equipment         4,663            2,383
                                                _________        _________
NET CASH FLOWS USED IN INVESTING
      ACTIVITIES                                (18,438)         (19,424)
                                                _________        _________
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options          244                4
   Purchase of common stock for treasury                            (108)
   Debt to fund Vernon Sawyer, Inc. acquisition    3,795
   Net increase (decrease) in borrowings
     under revolving line of credit                4,000           10,500
   Repayment of long-term debt and capital
     leases                                       (1,029)            (568)
   Net change in borrowings under working
     capital line of credit                       (1,081)          (2,000)
                                                 _________         ________
NET CASH FLOWS (USED) PROVIDED BY
     FINANCING ACTIVITIES                          5,929            7,828
                                                 _________         ________
Net Decrease  in Cash and
     Cash Equivalents                             (1,064)             211
Cash and Cash Equivalents at Beginning
     Of Period                                     1,353              869
                                                 _________         ________
Cash and Cash Equivalents at End
     Of Period                                       $289          $1,080
                                                 _________         _________
                                                 _________         _________




See accompanying notes.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     KLLM Transport Services, Inc.'s primary sources of liquidity are its cash flow from operations and its existing credit agreements. During the twenty-six weeks ended June 30, 1995, the Company generated $11.4 million in net cash provided from operating activities.

     The growth of the Company's business has required significant investments in new tractors and trailers, which were previously financed largely through long-term debt and capitalized leases. The vast majority of new tractors are now (beginning January 1995) being leased under an operating lease plan with terms more favorable than could have been obtained with financing or capital leasing. During the first half of 1995, the Company entered into these operating leases with average annual minimum rental payments of $4,057,000 through 1999. The commitment for 1995 is approximately $2,000,000. Capital expenditures, net of proceeds from trade-ins, during the first half of 1995 were approximately $8,244,000. Net capital expenditures for the remainder of 1995, primarily for revenue equipment, are expected to be approximately $1,255,000.

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

     The Company has a $50,000,000 unsecured revolving line of credit with a syndication of banks. Borrowings of $40,000,000 were outstanding at June 30, 1995. Under the terms of the agreement, borrowings bear interest at (I) the higher of prime rate or a rate based upon the Federal Funds Effective Rate, (ii) a rate based upon the Eurodollar rates, or (iii) an absolute interest rate as determined by each lender in the syndication under a competitive bid process at the Company's option. Facilities fees from 1/4% to 3/8% per annum are charged on the unused portion of this line.

     Working capital needs have generally been met from net cash provided from operating activities. The
Company has $4,150,000 in unsecured working capital lines of credit with a bank, $1,231,000 of which was available at June 30, 1995. Interest is at a rate based upon the Eurodollar rates with facility fees at 1/4% per annum on the unused portion of the line.

     The Company anticipates that its existing credit facilities along with cash flow from operations will be sufficient to fund operating expenses, capital expenditures, and debt service.


Results of Operations

     Operating revenue for the second quarter and first half of 1995 increased 9% and 14% over the comparable periods of 1994. The increase in operating revenue in the second quarter consisted of a 1% decrease from the Company's traditional over-the-road truckload business, of which a 6% increase came from the owner-operator division, a 2% decrease from rail services, 5% increase from transportation brokerage services, 2% increase from international services, and 5% increase from the addition of our new dry-van over-the-road truckload division. The increase in operating revenue in the first half of 1995 consisted of a 3% increase from the Company's traditional over-the-road truckload business, of which a 7% increase came from the owner-operator division, less than 1% increase from rail services, 5% increase from transportation brokerage services, 3% increase from international services, and 3% increase from the addition of our new dry-van over-the-road truckload division. The increase in revenue resulted from an increase in available Company-operated equipment and an improvement in rates.
The average number of Company operated
trucks in the second quarter and first half of 1995 increased by approximately 11%, from the comparable periods in 1994.

     The operating ratio increased from 91.7% to 95.8% for the second quarter and from 93.8% to 96.0% for the first half of 1995 compared to the same periods in 1994. Operating revenues and results, particularly in our trucking and rail operations, were affected by an industry-wide softening in demand for transportation services during the second quarter of 1995. During the first half of 1995, operating revenues were affected by the West Coast flooding, a Canadian
National Railway strike and industry-wide softness in the transportation
market.   The relative change in the components
of operating expenses during 1995 reflects the increase in purchased transportation by the newer operating divisions as compared to 1994, and the increase in equipment rent regarding the new operating leases for tractors and trailers, as previously mentioned. The increase in gain on sale of revenue equipment during the first half of 1995 as compared to the same period in 1994 resulted in a decrease in the operating ratio of 0.5%. Substantially all of the growth in revenue
is from the newer operations.   These divisions  are lower margin than the
traditional over-the-road freight operation which increases the operating ratio overall; however, they are not as capital intensive.

     As a result of the foregoing, net earnings decreased by $1,486,000 or 69% for the second quarter and by $1,393,000 or 56% for the first half of 1995 from the comparable periods of 1994. Earnings per share decreased from $.48 to $.15 in the second quarter of 1995 and decreased from $.55 to $.25 in the first half of 1995 compared to the same periods of 1994.


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

PART II:  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         There were no reports on Form 8-K filed for the quarter ended June 30, 1995.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    KLLM TRANSPORT SERVICES, INC.
                                                  (Registrant)


Date   August 14, 1995

                                               J. Kirby Lane
                                               Executive Vice President
and
                                               Chief Financial Officer



Date   August 14, 1995

                                               Cindy F. Bailey
                                               Corporate Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        KLLM TRANSPORT SERVICES, INC.
                                                  (Registrant)

Date   August 14, 1995
                                               /s/  J. Kirby Lane
                                               J. Kirby Lane
                                               Executive Vice President
and
                                               Chief Financial Officer



Date   August 14, 1995
                                               /s/  Cindy F. Bailey
                                               Cindy F. Bailey
                                               Corporate Controller

