Form 10-Q/A
period 1995-06-30
KLLM TRANSPORT SERVICES INC
filed 1995-09-22
CIK 793765

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

KLLM TRANSPORT SERVICES, INC.
FINANCIAL DATA SCHEDULE
EXHIBIT 27
SECOND QUARTER OF 1995


DOCUMENT
TYPE        EX-27
DESCRIPTION       ART. 5 FDS FOR 2ND QUARTER 10-q
TEXT
ARTICLE           5
LEGEND
RESTATED
CIK
NAME
MULTIPLIER        1,000
CURRENCY
FISCAL YEAR-END   DEC-29-1995
PERIOD-START
PERIOD-END        JUN-30-1995
PERIOD-TYPE       6-MOS
EXCHANGE RATE
CASH                                    289
SECURITIES                              0
RECEIVABLES                          27,674
ALLOWANCES                              147
INVENTORY                             1,491
CURRENT ASSETS                       39,129
PP&E                                190,703
DEPRECIATION                         58,047
TOTAL ASSETS                        174,586

CURRENT LIABILITIES                  22,641
BONDS                                  0
PREFERRED MANDATORY                    0
PREFERED                               0
COMMON                                4,552
OTHER S'EQUITY                       64,647
TOTAL LIABILITY & EQUITY            174,586

SALES                                  0
TOTAL REVENEUS                      119,858
CGS                                    0
TOTAL COSTS                         115,098
OTHER EXPENSES                         0
LOSS PROVISION                         0
INTEREST EXPENSE                      2,977
INCOME - PRETAX                       1,792
INCOME TAX                              681
INCOME-CONTINUING                     1,111
INCOME-DISCONTINUED                    0
EXTRAORDINARY                          0
CHANGES                                0

NET INCOME                            1,111

EPS-PRIMARY                           0.25
EPS-DILUTED                           0.25