Form 10-Q/A
period 1995-06-30
KLLM TRANSPORT SERVICES INC
filed 1995-09-27
CIK 793765

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


                 Delaware
                               64-0412551
     (State or other jurisdiction of
                        (I.R.S. Employer
     incorporation or organization)
                        Identification No.)



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

    PART II.  OTHER INFORMATION:

       Item 6.  Exhibits and Reports on Form 8-K                   7
               KLLM TRANSPORT SERVICES, INC.
              CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)



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

                      KLLM TRANSPORT SERVICES, INC
                            AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS



                                          June 30,          December 30,
                                          1995              1994
                                          _____________________________
                                          (Unaudited)       (Note)
                                                (In Thousands)
ASSETS
Current assets:
     Cash and cash equivalents                  $289        $1,397
     Accounts receivable                        27,674      24,063
     Inventories - at cost                      1,491       1,191
     Prepaid expenses:
          Tires                                 4,193       5,314
          Other                                 4,032       3,764
     Deferred income taxes                      1,450       1,450
               Total current assets            39,129     37,179

Property and equipment                         190,703   182,747
     Less accumulated depreciation             (58,047)  (55,991)
                                              _________  ________
                                               132,656   126,756


Intangible assets, net  (Note B)                 2,801            2,142

                                               $174,586 $166,077

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to banks                     $6,291      $4,000
     Accounts payable and accrued expenses
10,138            8,670
     Current maturities of long-term debt
       and capital leases                       6,212       2,483
          Total current liabilities            22,641       15,153

Long-term debt and capital leases, less
  current maturities                           66,196       66,531

Deferred income taxes                          16,550       16,550

Stockholders' equity:
     Preferred Stock, $.01 value; authorized 5,000,000 shares; none issued Common Stock, $1 par value; 10,000,000 shares authorized;
       issued shares - 4,552,219 in 1995 and 1994, respectively; outstanding shares - 4,509,251 in 1995 and 4,481,251 in
1994.                                           4,552       4,552
     Additional paid-in capital                 32,946            33,121
     Retained earnings                          32,346            31,234
                                                69,844            68,907

     Less Common Stock in Treasury, at cost, 42,968 shares in 1995
       and 70,968 shares in 1994.               (645)             (1,064)
          Total Stockholders' Equity            69,199            67,843
                                              $174,586            $166,077



Note: The balance sheet at December 30, 1994 has been derived from the audited financial statements at the date indicated, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.
                      KLLM TRANSPORT SERVICES, INC.
                            AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)




                  Thirteen Weeks Ended          Twenty-Six Weeks Ended
                  June 30,    July 1,           June 30,    July 1,
                  1995  1994                    1995  1994
                  ____________________________________________________
                  (In Thousands, Except Per Share Amounts)


OPERATING REVENUE                   $63,011     $57,805
                                    $119,858    $105,102

OPERATING EXPENSES:
  Salaries, wages and
    fringe benefits                 17,957      16,263
                                    33,827      31,276
  Operating supplies
    and expenses                    16,206      16,197
                                    30,914      31,209
  Insurance, claims,
    taxes and licenses              2,637        2,908
                                    5,357        5,468
  Depreciation and
    amortization                    5,860        5,302
                                    11,320      10,029
  Purchased transportation
    and equipment rent              15,104       9,856
                                    28,788      15,789
  Other                             2,857        2,611
                                    5,640        5,030
  Gain on sale of
    revenue equipment               (227)        (128)
                                    (748)        (187)
                              ______________________________
    TOTAL OPERATING EXPENSES        60,394      53,009
                                   115,098      98,614


    OPERATING INCOME                 2,617       4,796
                                     4,760       6,488

Interest and other income     (9)   (8)         (9)   (10)
Interest expense              1,527 1,337       2,977 2,494
                              1,518 1,329       2,968 2,484
EARNINGS BEFORE INCOME TAXES  1,099 3,467       1,792 4,004
Income taxes                  418   1,300       681   1,500
NET EARNINGS                  $681  $2,167      $1,111      $2,504

NET EARNINGS PER COMMON SHARE       $0.15 $0.48       $0.25 $0.55



See accompanying notes.

                       KLLM TRANSPORT SERVICES INC
                            AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                Twenty-Six Weeks Ended
                                                June 30,          July 1,
                                                1995              1994

                                                ________________________
                                                (In Thousands)


NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                 $11,445           $11,807

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Vernon Sawyer, Inc.
   assets (Note B)                              (10,194)
   Purchase of Fresh International
     Transportation, Inc. (Note B)              (2,566)
   Purchases of property and equipment          (12,907)        (19,241)
   Proceeds from disposition of equipment        4,663            2,383
NET CASH FLOWS USED IN INVESTING
      ACTIVITIES                                (18,438)       (19,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options            244         4
   Purchase of common stock for treasury
      (108)
   Debt to fund Vernon Sawyer, Inc. acquisition    3,795
   Net increase (decrease) in borrowings
     under revolving line of credit                4,000          10,500
   Repayment of long-term debt and capital
     leases                                       (1,029)          (568)
   Net change in borrowings under working
     capital line of credit                       (1,081)         (2,000)
NET CASH FLOWS (USED) PROVIDED BY
     FINANCING ACTIVITIES                          5,929          7,828

Net Decrease  in Cash and
     Cash Equivalents                             (1,064)         211
Cash and Cash Equivalents at Beginning
     Of Period                                      1,353         869
Cash and Cash Equivalents at End
     Of Period                                        $289        $1,080






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