Form 10-Q
period 1995-09-30
KLLM TRANSPORT SERVICES INC
filed 1995-11-14
CIK 793765

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549


                           FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934



For The Period Ended September 29, 1995
            Commission File Number 0-14759




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

         Yes  X       No


      4,509,251 Common Shares were outstanding as of September 29, 1995.

                       KLLM TRANSPORT SERVICES, INC.  AND
                              SUBSIDIARIES


INDEX                                                      Page Number



    PART I.  FINANCIAL INFORMATION:

       Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets
                September 29, 1995 (Unaudited) and
                December 30, 1994                                   1

             Consolidated Statements of Earnings (Unaudited)
              Thirteen and thirty-nine weeks ended September
              29, 1995 and September 30, 1994                       2

             Condensed Consolidated Statements of Cash Flows
             (Unaudited)
              Thirty-nine weeks ended September 29, 1995 and
              September 30, 1994                                    3

             Notes to Condensed Consolidated Financial
             Statements (Unaudited)                                 4

       Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations          5

 PART II.  OTHER INFORMATION:

       Item 6.  Exhibits and Reports on Form 8-K                     7

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


NOTE B - ACQUISITION OF CORPORATION

     Effective May 1, 1995, the Company acquired substantially all of the assets of Vernon Sawyer, Inc., a regional dry-van truckload carrier based in Bastrop, Louisiana.
Prior operations of Vernon Sawyer, Inc. are immaterial to the
Company's revenue, net earnings and earnings per share for the periods ended September 29, 1995 and December 30,
1994.

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

     Prior operations of Fresh International Transportation,
Inc. are immaterial to the Company's revenue, net earnings and earnings per share for the periods ended
September 29, 1995 and December 30, 1994.


NOTE  C - FISCAL YEAR

     The Company has adopted a fiscal year-end on the Friday nearest December 31. Accordingly, the third quarter of 1995 ended on Friday, September 29, 1995.


NOTE  D - COMMITMENTS AND CONTINGENCIES

     During the first nine months of 1995, the Company entered into certain operating leases for revenue equipment with an average annual minimum rental payment of $4,057,000 through 1999.

     The Company is involved in various claims and routine litigation incidental to its business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the consolidated financial position or results of consolidated operations of the Company.

                        KLLM TRANSPORT SERVICES, INC
                             AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS




                     September 29,         December 30,
                     1995       1994

                     (Unaudited)           (Note)     1994 nos.
                     are from the published balance sheet.
                     (In Thousands)
ASSETS

Current assets:
     Cash and cash equivalents             $0          $1,397
     Accounts receivable                   31,675      24,063
     Inventories - at cost                  1,535       1,191
     Prepaid expenses:
          Tires                             4,067       5,314
          Other                             2,288       3,764
     Deferred income taxes                  1,450       1,450
                                          __________   _________
           Total current assets            41,015      37,179

Property and equipment                     188,606    182,747
     Less accumulated depreciation         (58,619)   (55,991)
                                           _______    _______
                                           129,987    126,756

Intangible assets, net  (Note B)             2,711      2,142
                                           ________   _______
                                          $173,713   $166,077
                                           ________   _______
                                           ________   _______

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to banks                   $5,139   $4,000
     Accounts payable and accrued expenses    12,494    8,670
     Current maturities of long-term debt
       and capital leases                      6,075    2,483
                                             _______  ________
    Total current liabilities                 23,708   15,153

Long-term debt and capital leases, less
  current maturities                          64,771   66,531

Deferred income taxes                         16,550   16,550

Stockholders' equity:
     Preferred Stock, $.01 value;
     authorized 5,000,000 Shares;
     none issued
     Common Stock, $1 par value;
     10,000,000 shares authorized;
       issued shares - 4,552,219 in
     1995 and 1994, respectively;
       outstanding shares - 4,509,251
     in 1995 and 4,481,251 in 1994.           4,552     4,552
     Additional paid-in capital              32,946    33,121
     Retained earnings                       31,831    31,234
                                             ______    ______
                                             69,329    68,907

  Less Common Stock in Treasury, at cost,
  42,968 shares in 1995
  and 70,968 shares in 1994.                  (645)    (1,064)
                                             ______    ______
         Total Stockholders' Equity          68,684    67,843
                                             ______    ______
                                           $173,713   $166,077
                                            _______    ______
                                            _______    ______



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



                        KLLM TRANSPORT SERVICES, INC.
                             AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)




           Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
           September 29,   September 30,        September 29, September 30,
           1995 1994       1995 1994
           (In Thousands, Except Per Share Amounts)



OPERATING REVENUE          $66,379    $57,517       $186,236    $162,619

OPERATING EXPENSES:
  Salaries, wages and
    fringe benefits         18,789     15,145         52,616      46,421
  Operating supplies
    and expenses            17,997     15,410         48,911      46,619
  Insurance, claims,
    taxes and licenses       3,267      2,639          8,624       8,107
  Depreciation and
    amortization             6,043      5,494         17,363      15,522
  Purchased transportation
    and equipment rent      17,142     12,895         45,930      28,684
  Other                      2,867      2,491          8,506       7,522
  Gain on sale of
    revenue equipment        (431)      (375)        (1,180)       (562)
                            ________   ______        ________    _______
 TOTAL OPERATING EXPENSES   65,674     53,699        180,770     152,313


    OPERATING INCOME           705      3,818          5,466      10,306

Interest and other income      (7)        (7)           (15)        (16)
Interest expense             1,543      1,282          4,520       3,775
                            _________________        ___________________

                             1,536      1,275          4,505       3,759
                            _________________        ___________________

EARNINGS BEFORE INCOME TAXES  (831)     2,543            961       6,547
Income taxes                  (316)       975            365       2,475
                            _________________        ___________________
NET EARNINGS                 ($515)    $1,568           $596      $4,072
                            _________________        ___________________
                            _________________        ___________________
NET EARNINGS PER
COMMON SHARE                ($0.11)     $0.35          $0.13      $0.90
                            _________________        ___________________
                            _________________        ___________________




See accompanying notes.

                           KLLM TRANSPORT SERVICES INC
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                           Thirty-Nine Weeks Ended
                           September 29,        September 30,
                           1995                 1994
                           (In Thousands)

NET CASH PROVIDED BY
OPERATING ACTIVITIES                     $17,127      $23,497

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of Vernon Sawyer, Inc.
    assets (Note B)                      (10,531)
   Purchase of Fresh International
     Transportation, Inc. (Note B)                    (2,566)
   Purchases of property and equipment   (19,155)    (30,865)
   Proceeds from disposition of
      equipment                            7,991       5,066
                                         _________   _________
                                         _________   _________
NET CASH FLOWS USED IN INVESTING
      ACTIVITIES                         (21,695)    (28,365)
                                         _________   _________
                                         _________   _________
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock
    options                                   244        9
   Purchase of common stock for treasury               (108)
   Debt to fund Vernon Sawyer, Inc.
    acquisition                             3,795
   Net increase in borrowings under
     revolving Line of credit               5,000      8,500
   Repayment of long-term debt and
     capital leases                        (4,272)    (2,110)
   Net (decrease) in borrowings under
     working capital line of credit        (1,552)    (1,526)
                                           ________   ________

NET CASH FLOWS  PROVIDED BY
     FINANCING ACTIVITIES                   3,215      4,765
                                           ________   ________
Net Decrease  in Cash and
     Cash Equivalents                      (1,353)      (103)
Cash and Cash Equivalents at Beginning
     Of Period                              1,353        869
                                           ________   ________
Cash and Cash Equivalents at End
     Of Period                                $0        $766
                                           ________   ________
                                           ________   ________





See accompanying notes.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     KLLM Transport Services, Inc.'s primary sources of liquidity are its cash flow from operations and its existing credit agreements. During the thirty-nine weeks ended September 29, 1995, the Company generated $17.1 million in net cash provided from operating activities.

     The Company's traditional trade cycle on revenue equipment requires significant investments in new tractors and trailers, which were previously financed largely through long-term debt and capitalized leases. The vast majority of new tractors are now (beginning January 1995) being leased under an operating lease plan with terms more favorable than could have been obtained with financing or capital leasing. During the first nine months of 1995, the Company entered into these operating leases with average annual minimum rental payments of $4,057,000 through 1999. The commitment for 1995 is approximately $2,000,000. Capital expenditures, net of proceeds from trade-ins, during the first nine months of 1995 were approximately $11,164,000. Net capital expenditures for the remainder of 1995, primarily for revenue equipment, are expected to be approximately $600,000.

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

     At September 29, 1995, the aggregate principal amount of the Company's outstanding long-term indebtedness was approximately $70.8 million. Of this total outstanding, $3.8 million was in the form of 10.2% Notes due July 15, 1998, $20.0 million in the form of 9.11% Senior Notes due June 15, 2002, $40.0 million consisted of the revolving line of credit due April 7, 1997, and $7.1 million principal was relative to capital leases with varying maturities.

     The Company has a $50,000,000 unsecured revolving line of credit with a syndication of banks. As noted above, borrowings of $40,000,000 were outstanding at September 29, 1995. Under the terms of the agreement, borrowings bear interest at (I) the higher of prime rate or a rate based upon the Federal Funds Effective Rate, (ii) a rate based upon the Eurodollar rates, or (iii) an absolute interest rate as determined by each lender in the syndication under a competitive bid process at the Company's option.
Facilities fees from 1/4% to 3/8% per annum are charged on the unused portion of this line.

     Working capital needs have generally been met from net cash provided from operating activities. The
Company has $4,150,000 in unsecured working capital lines of credit with a bank, $1,702,000 of which was available at September 29, 1995. Interest is at a rate based upon the Eurodollar rates with facility fees at 1/4% per annum on the unused portion of the line.

     The Company anticipates that its existing credit facilities along with cash flow from operations will be sufficient to fund operating expenses, capital expenditures, and debt service.


Results of Operations

     Operating revenue for the third quarter and first nine months of 1995 increased 15.4% and 14.5% over the comparable periods of 1994. The increase in operating revenue in the third quarter consisted of a 4.5% increase from the Company's traditional over-the-road truckload business, of which a 6.7% increase came from the owner-operator division, a 1.8% decrease from rail services, 3.6% increase from transportation brokerage services, 1.9% increase from international services, and 7.2% increase from the addition of our new dry-van over-the-road truckload division. The increase in operating revenue in the first nine months of 1995 consisted of a 3.4% increase from the Company's traditional over-the-road truckload business, of which a 6.8% increase came from the owner-operator division, an 0.6% decrease from rail services, 4.4% increase from transportation brokerage services, 2.9% increase from international services, and 4.4% increase from the addition of our new dry-van over-the-road truckload division. The increase in revenue resulted from an increase in available
Company-operated equipment. The average number of Company operated trucks in the third quarter and first nine months of 1995 increased by approximately 15.0% and 12.2%, from the comparable periods in 1994.

     The operating ratio increased from 93.4% to 98.9% for
the third quarter and from 93.7% to 97.1% for the first
nine months of 1995 compared to the same periods in 1994.
During the third quarter of 1995 operating revenues and
results, particularly in our trucking and rail operations,
were affected by continuing softening in demand for
transportation services which has plagued the industry in
recent months.  During the first nine months of 1995,
operating revenues were affected by the West Coast flooding, a Canadian National Railway strike and the continuing
industry-wide softness in the transportation market.   The
relative change in the components of operating expenses
during 1995 reflects the increase in purchased transportation by the newer operating divisions as compared to 1994, and the increase in equipment rent regarding the new operating leases for tractors and trailers, as previously mentioned. The increase in gain on sale of revenue equipment during the first nine months of 1995 as compared to the same period in 1994 resulted in a decrease in the operating ratio of 0.3%.
Substantially all of the growth in revenue  is from the
newer operations.   These divisions  are lower margin than the
traditional over-the-road freight operation which increases the operating ratio overall; however, they are not as capital intensive.

     As a result of the foregoing, net earnings decreased by $2,083,000 or 133% for the third quarter and by $3,475,000 or 85% for the first nine months of 1995 from the comparable periods of 1994. Earnings per share decreased from $.35 to a loss of $.11 in the third quarter of 1995 and decreased from $.90 to $.13 in the first nine months of 1995 compared to the same periods of 1994.


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


PART II:  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         There were no reports on Form 8-K filed for the quarter ended September 29, 1995.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



               KLLM TRANSPORT SERVICES,INC.

               (Registrant)


Date   November 13, 1995


                J. Kirby Lane
                Executive Vice President and
                Chief Financial Officer


Date   November 13, 1995


                Cindy F. Bailey
                Corporate Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  KLLM TRANSPORT SERVICES, INC.

                  (Registrant)


Date   November 13, 1995            /s/  J. Kirby Lane

                                    J. Kirby Lane
                                    Executive Vice President and
                                    Chief Financial Officer


Date   November 13, 1995
                                   /s/  Cindy F. Bailey

                                    Cindy F. Bailey
                                    Corporate Controller
