Form 10-Q/A
period 1995-09-30
KLLM TRANSPORT SERVICES INC
filed 1995-12-29
CIK 793765

[RETURN-COPY]     EMAIL
[NOTIFY]     76437,1025
[SROS]     NASD
[SUBMISSION-CONTACT]
[NAME]     JAMES H. NEELD
[PHONE]     601-360-9021
[/SUBMISSION-CONTACT]
[TEXT]



                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549


                           FORM 10-Q/A


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
