Form 10-K
period 1995-12-29
KLLM TRANSPORT SERVICES INC
filed 1996-03-28
CIK 793765

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K
             Annual Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934

For the fiscal year                      Commission file number 0-14759
ended December 29, 1995

                       KLLM TRANSPORT SERVICES, INC.
            (Exact name of registrant as specified in its charter)

        Delaware                                     64-0412551
State or other jurisdiction of          IRS Employer Identification No.)
incorporation or organization)

                                 3475 Lakeland Drive
                             Jackson, Mississippi 39208
                  (Address of principal executive offices) (Zip Code) Registrant's telephone number, including area code:
                                   (601) 939-2545

            Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, $1.00 Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                      No   ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Aggregate market value of voting stock held by nonaffiliates of the registrant as of the close of business on February 21, 1996: $34,979,070.

      The number of shares outstanding of registrant's common stock as of
February 21, 1996:   4,358,653.
		DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference:

     Document                                          Part

     Annual Report to Shareholders for year ended
       December 29, 1995                                II
     Definitive Proxy Statement for Annual Meeting of
       Shareholders to be held  April 16, 1996 filed
       with the Securities and Exchange Commission
       pursuant to Regulation 14A                      III

     Only the portions of KLLM Transport Services, Inc.'s 1995 Annual Report to Shareholders and Proxy Statement which are expressly incorporated by reference in this Annual Report on Form 10-K are deemed filed as part of this report.

			KLLM TRANSPORT SERVICES, INC.

				FORM 10-K

			    TABLE OF CONTENTS

PART I			 	                      PAGE

1.  Business............................................4
2.  Properties..........................................6
3.  Legal Proceedings...................................7
4.  Submission of Matters to a Vote of
    Security Holders....................................7

PART II

5.  Market for Registrant's Common
    Equity and Related Stockholder Matters..............8
6.  Selected Financial Data.............................8
7.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations.......8
8.  Financial Statements and Supplementary Data.........8
9.  Changes in and Disagreements with Accountants
    on Accounting and Financial Disclosure..............8

PART III

10. Directors and Executive Officers
    of the Registrant...................................8
11. Executive Compensation..............................9
12. Security Ownership of Certain Beneficial
    Owners and Management...............................9
13. Certain Relationships and Related Transactions......9

PART IV

14. Exhibits, Financial Statement  Schedules and Reports
    on Form 8-K.........................................10

PART I

Item 1.  Business.

	KLLM Transport Services, Inc. (through its wholly-owned subsidiary, KLLM, Inc., and KLLM, Inc.'s wholly-owned subsidiaries, KLLM Maintenance, Inc., Gulf Logistics, Inc., KLLM Contract Logistics, Inc., KLLM Trading Company, and Fresh International Transportation Services, Inc., hereinafter referred to as "the Company") is an irregular-route common carrier that specializes in providing high-quality transportation service in North America. The Company primarily serves the continental United States, Canada and Mexico.
The Company, a Delaware corporation, is the successor by merger to KLLM Distributing, Inc. ("KLLM Distributing"), a Mississippi corporation, incorporated in 1964. The Company owns all of the outstanding shares of KLLM, Inc., a Texas corporation, which owns (either in fee or as lessee) and operates substantially all of the Company's tractors and trailers and holds all of the operating rights presently used in the Company's business.

	The Company offers transportation services for both temperature-controlled and dry commodities. It strives to provide dependable and timely service designed to meet the specialized needs of its customers. The majority of the Company's revenues, approximately 70%, are in the temperature-controlled sector. Protective service is provided on commodities such as food, medical supplies and cosmetics. Service offerings include over-the-road long haul, regional and intermodal transportation. These services are provided via: 1) the traditional over-the-road temperature-controlled freight operations with both Company-operated and owner-operated equipment, 2) the intermodal, or rail services, division, which handles movement of freight in temperature-controlled trailers and containers on flat cars carried by the rail industry,
3) the brokerage services division, which allows the Company to contract with other transporters for the movement of freight, when necessary, allowing the customer to stay within the KLLM family, and 4) the dry-van over-the-road truckload services, which began May 1, 1995 with the acquisition of substantially all of the assets of Vernon Sawyer, Inc., a regional dry-van truckload carrier based in Bastrop, Louisiana. At the end of 1995, the Company discontinued that segment of the international operations aimed at maritime containerized shipments.

	The Company currently owns (or leases) and operates substantially all of its fleet. On December 29, 1995, the Company's fleet consisted of 1,485 Company-operated tractors and 291 owner-operated tractors, 2,150 temperature-controlled trailers and 384 dry-van trailers, and 202 temperature-controlled rail containers. Capital expenditures, net of proceeds from trade-ins during 1995, were approximately $8,724,000. This was much less significant than in prior years, primarily because KLLM, Inc., in January 1995, entered into an operating lease for the majority of its revenue equipment needs for 1995. The payment terms of the operating lease were more favorable than could have been obtained with financing or capital leasing. Net capital expenditures in 1996 are expected to be approximately $25,921,000 as the Company returns to its traditional method of investing in maintaining a modern fleet.

Marketing and Operations

	Because the Company specializes in temperature-controlled shipments, it constantly seeks to increase the percentage of its revenue derived from freight requiring controlled temperatures because rates on these loads are generally higher than dry freight (non-temperature-controlled) loads and result in higher returns on the Company's more expensive temperature-controlled equipment. For the year ended December 29, 1995, approximately 70% of the Company's revenues resulted from temperature-controlled loads. The remaining 30% resulted from dry freight loads that required special service or that positioned equipment for the next load. The Company seeks customers who need a number of trucks per week committed to long hauls and who require dependable service in meeting scheduling requirements.

	The Company's full-time staff of ten (10) salespersons, along with each division's executive, is responsible for developing new accounts in assigned areas of the United States. Once a customer relationship is established, the primary Company contact is one of eight (8) area managers. Working from the Company's corporate headquarters in Jackson, Mississippi, the area managers contact existing customers to solicit additional business.

	The Company has driver terminal operations in Georgia, Texas, Louisiana, California, Pennsylvania, Indiana, Mississippi, Arizona, and North Carolina. Maintenance facilities are located in Mississippi, Georgia, and Texas. The Company also has brokerage service operations in Mississippi, Georgia, Texas, Florida, Pennsylvania, Louisiana, Virginia, and Washington.

	The Company's largest 25, 10 and 5 customers accounted for approximately 61%, 45%, and 32%, respectively, of its revenue for the year ended December 29, 1995. During 1995, no one customer accounted for more than 10% of the Company's revenues.

Maintenance

	The Company has a comprehensive preventive maintenance program for its tractors and trailers, which is carried out at its Jackson, Mississippi, Dallas, Texas, and Atlanta, Georgia facilities. The Company's policy is to purchase standardized tractors and trailers manufactured to Company specifications.
Standardization enables the Company to control the cost of its spare parts inventory and streamline its preventive maintenance program.

	Manufacturers of tractors are required to certify that new tractors meet federal emissions standards, and the Company receives this certification on each new tractor it acquires. Environmental protection measures require the Company to adhere to a fuel and oil spill prevention plan and to comply with regulations concerning the discharge of waste oil. The Company believes it is in compliance with all applicable provisions relating to the protection of the environment. Management does not anticipate that compliance with these provisions will have a material effect on the Company's capital expenditures, earnings or competitive position.

Personnel

	Drivers are recruited at all driver terminal locations. On December 29, 1995, the Company employed 1,808 drivers and had a total of 2,322 employees. None of the Company's employees is represented by a collective bargaining unit.

Competition

	The freight transportation industry has become highly competitive. The Company competes primarily with other long-haul temperature-controlled truckload carriers and with internal shipping conducted by existing and potential customers. The Company also competes with other irregular-route long-haul truckload carriers, and to a lesser extent, the railroads, for dry freight loads. Although the increased competition resulting from deregulation has created some pressure to reduce rates, the Company competes primarily on the basis of its quality of service and efficiency.

Trademark

	The Company's service mark, the KLLM logo, is registered with the United States Patent and Trademark Office.

Seasonality

	In the freight transportation industry generally, results of operations show a seasonal pattern because customers reduce shipments during and after the winter holiday season with its attendant weather variations. The Company's operating expenses have historically been higher in the winter months primarily due to decreased fuel efficiency and increased maintenance costs in colder weather.


Item 2.      Properties.

	The Company's corporate office is situated on approximately seven acres of land and contains approximately 20,600 square feet of office space. Most of the Company's executive and administrative functions, except those that are driver-related, are housed in the corporate office. The corporate office is located in Flowood, Mississippi, a suburb of Jackson. In order to accommodate the growth of the Company, additional space is leased in the general vicinity of the corporate office for various executive and administrative functions.

	The Company also maintains a facility located in Richland, Mississippi, a suburb of Jackson, which houses all driver related executive and administrative functions, including safety, driver training, maintenance, and driver recruiting. The Company owns a portion of the land on which this facility is located. The remainder is owned by Benjamin C. Lee, Jr. and the Estate of William J. Liles, Jr. The Company owns all of the improvements, consisting of approximately 31,200 square feet of office space and approximately 52,000 square feet of equipment repair and maintenance space.
The Company has an option to purchase the Lee and Liles part of the land for $390,257. Mr. Lee and Mr. Liles' estate are principal shareholders of the Company and Mr. Lee is Chairman of the Company's Board of Directors.

	The Company owns and operates a maintenance and driver terminal facility near Dallas, Texas. This facility, which consists of approximately 8,000 square feet of office space and 13,700 square feet of equipment repair and maintenance space, is located on approximately nine acres of land.

	The Company also owns and operates a maintenance and driver terminal operation in Atlanta, Georgia. This facility, which includes two buildings containing approximately 5,000 square feet of office space and 20,000 square feet of maintenance space, is located on approximately eighteen acres of land.

	Additionally, with the purchase of substantially all of the assets of Vernon Sawyer, Inc., effective May 1, 1995, the Company acquired 19.715 acres of land with all improvements thereon. The facilities located thereon include approximately 8,054 square feet of office space and 36,484 square feet of maintenance space.

	The remaining driver terminal facilities and the Company's brokerage operations facilities are leased by the Company pursuant to various short-term leases.

Item 3.      Legal Proceedings.

	The Company is involved in various claims and routine litigation incidental to its business. Although the amount of ultimate liability, if any, with respect to these matters cannot be determined, management believes that these matters will not have a materially adverse effect on the Company's consolidated financial position.

Item 4.      Submission of Matters to a Vote of Security Holders.

                  Not applicable.


PART II

Item 5.      Market for Registrant's Common Equity and Related
		Stockholder Matters.

	"Market and Dividend Information" on page 5 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference in response to this item.

Item 6.      Selected Financial Data.

	"Selected Financial and Operating Data" on page 4 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference in response to this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6-9 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference in response to this item.

Item 8.      Financial Statements and Supplementary Data.

	The Report of Independent Auditors and the consolidated financial statements included on pages 10-19 of the Company's 1995 Annual Report to Shareholders are incorporated herein by reference in response to this item.

	"Selected Quarterly Data (Unaudited)" on page 5 of the Company's 31995 Annual Report to Shareholders is incorporated herein by reference in response to this item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.


PART III

Item 10.     Directors and Executive Officers of the Registrant.

	The information under the caption, "Election of Directors--Nominees for Director," of the Company's definitive proxy statement for its scheduled April 16, 1996 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference in response to this item.

	The information under the caption, "Election of Directors-- Management," of the Company's definitive proxy statement for its scheduled April 16, 1996 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference in response to this item.

	The information under the caption, "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" of the Company's definitive proxy statement for its scheduled April 16, 1996 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference in response to this item.

Item 11.     Executive Compensation.

	The information under the captions, "Executive Compensation; Director Compensation; Compensation Committee Report on Executive Compensation; Compensation Committee Interlocks and Insider Participation; Stock Option Plan; Employee Stock Purchase Plan ("ESPP") and Performance Graph" of the Company's definitive proxy statement for its scheduled April 16, 1996 Annual Meeting of Shareholders filed with the Securities Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference in response to this item.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

	The information under the caption "Election of Directors--Stock Ownership," of the Company's definitive proxy statement for its scheduled April 16, 1996 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference in response to this item.

Item 13.     Certain Relationships and Related Transactions.

	The information contained in the section titled "Certain Transactions" on page 5 of the Company's definitive proxy statement for its scheduled April 16, 1996 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference in response to this item.

PART IV


Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                  a. The following documents are filed, as part of this report or incorporated by reference herein:

                       1.   Financial Statements

	The following consolidated financial statements of the Company and its subsidiaries, included in the Company's Annual Report, are incorporated by reference in Item 8:

             Consolidated Balance Sheets--December 30, 1994 and
                             December 29, 1995.
             Consolidated Statements of Operations--Years ended
             January 2, 1994, December 30, 1994 and December 29,
                                      1995.
             Consolidated Statements of Stockholders' Equity--Years ended January 2, 1994, December 30, 1994 and December 29, 1995. Consolidated Statements of Cash Flows--Years ended
             January 2, 1994, December 30, 1994 and December 29, 1995.
             Notes to Consolidated Financial Statements

             2.   Financial Statement Schedules

	The following consolidated financial statement schedule is included in Item 14(d):

	Schedule II - Valuation and Qualifying Accounts.

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

              3.   Listing of Exhibits

        (i)  Exhibits filed pursuant to Item 601 of Regulation S-K

	Exhibit Number  	Description
              3(a)  		Bylaws of Registrant
              3(b)  		Certificate of Incorporation (as amended)
             10(a)   	Amended and Restated Stock Option Plan
             10(c)   	KLLM, Inc. Retirement Plan and Trust (as
                    		amended)
             10(g)   	1986 Lease with Mr. Lee and Mr. Liles
                    		Covering Corporate Headquarters
             10(m)   	Employee Stock Purchase Plan (as
                    		amended)
             10(r)   	Options granted to Mr. Young and Dr.
                    		Neely
	            10(z)   	First Amendment to Options granted to
                    		Mr. Young and Dr. Neely
             10(aa) 		KLLM, Inc. Cafeteria Plan
             10(bb) 		KLLM Maintenance, Inc. Retirement Plan
                    		and Trust Agreement
             10(cc) 		Option to purchase real property on which
                    		terminal facility is located from Messrs.
                    		Liles and Lee
             10(dd)		 Stock Purchase Agreement by and
                      between KLLM, Inc. and Fresh International
				                  Corp.
             10(ee)   Revolving Credit Agreement by and
               			    among KLLM, Inc., NationsBank
               			    of Georgia, National Association,
               			    The First National Bank of Chicago,
               			    Deposit Guaranty National Bank,
               			    and ABN Amro Bank, N.V.
       	     10(ff)  	Employment Agreement between
               			    KLLM Transport Services, Inc.
               			    and Steven K. Bevilaqua
             10(gg)  	Options granted to Steven K. Bevilaqua
             10(hh)  	Asset Purchase Agreement by and
               			    among Vernon Sawyer, Inc. and
               			    Vernon and Nancy Sawyer as Sellers
               			    and KLLM, Inc. as Purchaser (schedules
		               	    furnished upon request)

               13   		1995 Annual Report (only portions
		                    incorporated by reference are deemed
                		    filed)
               21   		List of Subsidiaries of the Registrant
               23   		Consent of Ernst & Young LLP
               27    	Financial Data Schedule


         (b)  Reports on Form 8-K filed in the fourth quarter of 1995: None

         (c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report.

         (d)  Financial Statements Schedules--The response to this portion of
		Item 14 is submitted as a separate section of this report.

INFORMATION REGARDING THE COMPANY'S EMPLOYEE STOCK PURCHASE PLAN
INCLUDED PURSUANT TO RULE 15d-21.

         1.   Full title of the Plan:

                 KLLM Transport Services, Inc. Employee Stock Purchase Plan

         2. Name of issuer of the securities held pursuant to the Plan and the address of its principal executive office:

                   KLLM Transport Services, Inc.
                   3475 Lakeland Drive
                   Jackson, Mississippi  39208

         3.   Financial Statements and Exhibits

                   Not applicable.

                              SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

                             KLLM TRANSPORT SERVICES, INC.

Date:    March 28, 1996      By:   /s/ Steven K. Bevilaqua

                                    Steven K. Bevilaqua
                                    President, Chief Executive Officer and
                                    Director


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:     March 28, 1996           /s/ Benjamin C. Lee, Jr.
                                Benjamin C. Lee, Jr.
                                Chairman of the Board of Directors



Date:    March 28, 1996            /s/ Steven K. Bevilaqua


                                Steven K. Bevilaqua
                                President, Chief Executive Officer and
                                Director


Date:    March 28, 1996            /s/ James Leon Young

                                James Leon Young
                                Secretary and Director


Date:   March 28, 1996             /s/ Walter P. Neely

                                Walter P. Neely
                                Director



Date:    March 28, 1996            /s/ Leland R. Speed

                                 Leland R. Speed
                                 Director



Date:

                                 C. Tom Clowe, Jr.
                                 Director



Date:    March 28, 1996            /s/ J. Kirby Lane

                                J. Kirby Lane
                                Executive Vice President and
                                Chief Financial Officer


Date:     March 28, 1996           /s/ Cindy F. Bailey

                                Cindy F. Bailey
                                Corporate Controller

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Board of Directors, administrators of the KLLM Transport Services, Inc. Employee Stock Purchase Plan, have duly caused this annual report to be signed on its behalf by the undersigned hereunto duly authorized.


                             KLLM TRANSPORT SERVICES, INC. EMPLOYEE
                             STOCK PURCHASE PLAN


Date:    March 28, 1996      By:     /s/ Steven K. Bevilaqua
                                      Steven K. Bevilaqua
                                      President, Chief Executive Officer and
                                      Director


                         ITEM 14(a)(2) and (c)
                     FINANCIAL STATEMENT SCHEDULES

           KLLM TRANSPORT SERVICES, INC. and SUBSIDIARIES
           SCHEDULE II - VALUATION and QUALIFYING ACCOUNTS
Years Ended January 2, 1994, December 30, 1994, and December 29, 1995



                               BALANCE AT   CHARGED TO     WRITE-OFF  BALANCE AT
                               BEGINNING    COST AND       OF         END
          DESCRIPTION          OF PERIOD    EXPENSES       ACCOUNTS   OF
                                                                      PERIOD

                           (In    Thousands)
Allowance for Claims:
  Year ended January 2, 1994        $145     $   426       $426       $145
  Year ended December 30, 1994      $145     $   954       $952       $147
  Year ended December 29, 1995      $147     $ 1,239       $907       $479



                            EXHIBIT INDEX

Exhibit Number               Description                            Page

3(a)    Bylaws of Registrant
3(b) 			Certificate of Incorporation
       			(as amended)
10(a) 		Amended and Restated Stock
     			Option Plan
10(c) 		KLLM, Inc. Retirement Plan and
      			Trust (as amended)
10(g) 		1986 Lease with Mr. Lee and
      			Mr. Liles Covering Corporate
       			Headquarters
10(m) 		Employee Stock Purchase
       			Plan (as amended)
10(r) 		Options granted to Mr. Young
       			and Dr. Neely
10(z) 		First Amendment to Options granted
       			to Mr. Young and Dr. Neely
10(aa 		KLLM, Inc. Cafeteria Plan
10(bb 		KLLM Maintenance, Inc. Retirement
       			Plan and Trust Agreement
10(cc 		Option to purchase real property
       			on which terminal facility
       			is located from Messrs. Liles
       			and Lee
10(dd)  Stock Purchase Agreement by and
          between KLLM, Inc. and Fresh
          International Corp.
10(ee)  Revolving Credit Agreement by and
          among KLLM, Inc., NationsBank
          of Georgia, National Association,
          The First National Bank of Chicago,
          Deposit Guaranty National Bank,
          and ABN Amro Bank, N. V.
10(ff)  Employment Agreement between
        KLLM Transport Services, Inc.
        and Steven K. Bevilaqua
10(gg)  Options granted to Steven K. Bevilaqua
10(hh)		Asset Purchase Agreement by and among
        Vernon Sawyer, Inc. and Vernon and
        Nancy Sawyer as Sellers and KLLM,
        Inc. as Purchaser (schedules furnished
        upon request)
13      1995 Annual Report (Only portions
		        incorporated by reference are
        		deemed filed)
21   			List of Subsidiaries of the Registrant
23   			Consent of Ernst & Young LLP
27      Financial Data Schedule
