Form 10-Q
period 1996-03-29
KLLM TRANSPORT SERVICES INC
filed 1996-05-13
CIK 793765

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549


                           FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


      For The Period Ended March 29, 1996
        Commission File Number 0-14759


                 KLLM TRANSPORT SERVICES, INC.
     (Exact name of registrant as specified in its charter)
     (State or other jurisdiction of incorporation or
        organization)  Delaware
     (I.R.S. Employer Identification No.64-0412551)

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

         Yes  X       No


      4,358,653 Common Shares were outstanding as of March
29, 1996.

                KLLM TRANSPORT SERVICES, INC. AND
                              SUBSIDIARIES


INDEX                                          Page Number

PART I.  FINANCIAL INFORMATION:

       Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets
       March 29, 1996 (Unaudited) and
 	     December 29, 1995                             1

       Consolidated Statements of Earnings
       (Unaudited) Thirteen weeks ended March
       29, 1996 and March 31, 1995                   2

       Condensed Consolidated Statements of Cash
	      Flows (Unaudited) Thirteen weeks ended
	      March 29, 1996 and March 31, 1995             3

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


          		                             March 29,       December 29,
                          		               1996            1995
	                             				  ___________________________________
                                    		  (Unaudited)        (Note)
                                        	     		(In Thousands)

ASSETS

Current assets:
     Cash and cash equivalents                  $0              $0
     Accounts receivable                        $30,296		      $27,787
     Inventories - at cost                        1,323		        1,315
     Prepaid expenses:
          Tires					                              3,801		        4,096
          Other                          	        5,320		        3,809
     Deferred income taxes			                     1,940		        1,940
					                                            _________    	_________
               Total current assets		            42,680         38,947

Property and equipment                          178,683         179,568
     Less accumulated depreciation              (60,368)        (57,304)
                                             				________	     _________
		                                              118,315         122,264

Intangible assets, net  (Note B)                  2,535           2,626

Other assets                                        385             411
                                           						_______		     _________

		                                             $163,915         $164,248
						                                         ==========      =========


			LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to banks			                   $3,069           $2,758
     Accounts payable and accrued expenses       15,123           13,076
     Current maturities of long-term debt
       and capital leases                         4,812		          5,937
                                                ______	           _______
          Total current liabilities              23,004           21,771

Long-term debt and capital leases, less
  current maturities                             58,414           59,594

Deferred income taxes                            16,915           16,915

Stockholders' equity:
     Preferred Stock, $.01 value;
	authorized 5,000,000
	shares; none issued
     Common Stock, $1 par value; 10,000,000
	shares authorized;
       issued shares - 4,552,219 in 1996
       and 1995, respectively;
       outstanding shares - 4,358,653 in 1996
       and 1995,respectively. 			                 4,552 		        4,552
     Additional paid-in capital                  32,815		        32,815
     Retained earnings                           30,301		        30,687
						                                         ________	        _________
                               			               67,668		        68,054
     Less Common Stock in Treasury,
	at cost, 193,566 shares
	in 1996 and 1995, respectively.		               (2,086)		       (2,086)
						                                         ________	        _________
          Total stockholders' equity      	      65,582          65,968
						                                         ________	        _________
		                                             $163,915        $164,248
                                               ========         ==========


Note: The balance sheet at December 29, 1995 has been derived from the audited financial statements at the date indicated, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.


                         KLLM TRANSPORT SERVICES, INC.
				                           AND SUBSIDIARIES
			                    CONSOLIDATED STATEMENTS OF EARNINGS
 				                           (Unaudited)

		               		                  Thirteen Weeks Ended
               				                  March 29,       March 31,
               				                  1996    	       1995
               			               (In Thousands, Except Per Share Amounts)

OPERATING REVENUE                     $63,736        $53,423

OPERATING EXPENSES:
  Salaries, wages and
    fringe benefits                    18,707         15,624
  Operating supplies
    and expenses                       18,033         14,614
  Insurance, claims,
    taxes and licenses                  2,925          2,670
  Depreciation and
    amortization                        5,677          5,460
  Purchased transportation
    and equipment rent                 15,686         10,722
  Other                			              2,305          2,503
  Gain on sale of
    revenue equipment                    (204)          (521)
				                                  ________	       ________
    TOTAL OPERATING EXPENSES           63,129          51,072
				                                  ========	       ========


OPERATING INCOME FROM
CONTINUING OPERATIONS                     607    	      2,351

Interest and other income	                (6)            0
Interest expense                        1,268           1,362
                                     ________		        _______
			                                     1,262           1,362
				                                 ________		        _______
EARNINGS (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME
TAXES                  			               (655)            989
Income taxes                   		        (249)            370
                           				      ________		         _______

NET EARNINGS (LOSS) FROM CONTINUING
OPERATIONS				                          ($406)           $619
INCOME (LOSS) FROM OPERATIONS OF
DISCONTINUED DIVISION  (Net
of tax expense (benefits) of $0 in
1996 and ($107) in 1995) 		             ($189)
INCOME (LOSS) ON DISPOSAL OF
DISCONTINUED DIVISION (Net of
tax expense (benefit) of $13 in 1996
and $0 in 1995)                            20
                              					______________________________

  NET EARNINGS (LOSS)                    ($386)          $430
                              					==============================


EARNINGS (LOSS) PER SHARE:
    From Continuing Operations          ($0.09)         $0.14
    From Operations of Discontinued
	Division                                 0.00		        (0.04)
    From Disposal of Discontinued
	Division                                 0.00           0.00
					                              ______________________________

  NET EARNINGS (LOSS) PER COMMON
	SHARE                                  ($0.09)         $0.10
					                              ==============================




See accompanying notes.

			                     KLLM TRANSPORT SERVICES, INC.
				                           AND SUBSIDIARIES
		                   CONSOLIDATED STATEMENTS OF CASH FLOWS
				                             (Unaudited)

                                             		Thirteen Weeks Ended
                                             		March 29,   March 31,
                                             		1996           1995
	                                        					______________________
                                                  (In Thousands)

NET CASH PROVIDED BY OPERATING
     ACTIVITIES                     		          $3,592 		     $3,902

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment		        (2,972)       (4,817)
   Proceeds from disposition of equipment        1,375         3,270
                                             		________      	_______
NET CASH FLOWS USED IN INVESTING
      ACTIVITIES                                (1,597)       (1,547)
                                         						________	      _______


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options 	       0              244
   Net increase (decrease) in borrowings
     under revolving line of credit            	(1,000)           0
   Repayment of long-term debt and capital
     leases                                     (1,778)          (301)
   Net change in borrowings under working
     capital line of credit			                     783		       (3,490)
						                                          _______		       _______
NET CASH FLOWS (USED) PROVIDED BY
     FINANCING ACTIVITIES                       (1,995)	      	(3,547)
                                          						_______		       _______

Net Decrease  in Cash and
     Cash Equivalents                              0		         (1,192)
Cash and Cash Equivalents at Beginning
     Of Period                                     0            1,352
						                                          _______	       	_______
Cash and Cash Equivalents at End
     Of Period                                   $0              $160
						                                          ========	       ========







See accompanying notes.

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

     In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996 and, based on current circumstances, believes the adoption is not material.


NOTE B - ACQUISITION OF CORPORATION

     Effective May 1, 1995, the Company acquired substantially all of the assets of Vernon Sawyer, Inc., a regional dry-van truckload carrier based in Bastrop, Louisiana. Prior operations of Vernon Sawyer, Inc. are immaterial to the Company's revenue, net earnings and earnings per share for the periods ended September 29, 1995 and December 30,
1994.

NOTE  C - FISCAL YEAR

     The Company has adopted a fiscal year-end on the Friday nearest December 31. Accordingly, the first quarter of 1996 ended on Friday, March 29, 1996.


NOTE  D - COMMITMENTS AND CONTINGENCIES

     During 1995, the Company entered into certain operating leases for revenue equipment with an average annual minimum rental payment of $4,057,000 through 1999.

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

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     KLLM Transport Services, Inc.'s primary sources of liquidity are its cash flow from operations and its existing credit agreements. During the thirteen weeks ended March 29, 1996, the Company generated $3.6 million in net cash provided from operating activities.

     Capital resources required by the Company during the first quarter of 1996 were comparable to the same period last year. In January 1995, the Company entered into an operating lease for the majority of its revenue equipment needs for that year. The payment terms of the operating lease were more favorable than could have been obtained with financing or capital leasing. In 1996, the Company has returned to its traditional method of investing in maintaining a modern fleet. Capital expenditures, net of proceeds from trade-ins, during the first quarter of 1996 were approximately $1,597,000 as compared to $1,547,000 in the first quarter of 1995. This is as a result of the Company's decision to curtail growth of the fleet and refocus attention on improving utilization and profitability in the core trucking business. Net capital expenditures for the remainder of 1996, primarily for revenue equipment, are expected to be approximately
$23,267,000.

     At the end of 1995, the Company discontinued that segment of the international operations aimed at maritime containerized shipments. This division proved to be unprofitable and difficult to manage; thus, in an effort to minimize exposure on future earnings, the Company recognized a one-time after-tax charge to 1995 earnings of $441,000, or $0.10 per share, on the disposal of that unit. To date, there have been no changes in the plan of disposal, or circumstances related thereto.

     Effective May 1, 1995, the Company acquired substantially all of the assets of Vernon Sawyer, Inc, a regional dry-van truckload carrier based in Bastrop, Louisiana. The acquisition was financed from net cash provided from operating activities and existing credit facilities.

     At March 29, 1996, the aggregate principal amount of the Company's outstanding long-term indebtedness was approximately $63.2 million. Of this total outstanding, $3.8 million was in the form of 10.2% notes due July 15, 1998, $20.0 million in the form of 9.11% senior notes due
June 15, 2002, $34.0 million consisted of the revolving line of credit due April 7, 1997, and $5.4 million principal was relative to capital leases with varying maturities.

     The Company has a $50,000,000 unsecured revolving line of credit with a syndication of banks. As noted above, borrowings of $34,000,000 were outstanding at March 29, 1996. Under the terms of the agreement, borrowings bear interest at (i) the higher of prime rate or a rate based upon the Federal Funds Effective Rate, (ii) a rate based upon the Eurodollar rates, or (iii) an absolute interest rate as determined by each lender in the syndication under a competitive bid process at the Company's option. Facilities fees from 1/4% to 3/8% per annum are charged on the unused portion of this line.

     Working capital needs have generally been met from net cash provided from operating activities. The
Company has $4,150,000 in unsecured working capital lines of credit with a bank, $2,716,000 of which was available at March 29, 1996. Interest is at a rate based upon the Eurodollar rates with facility fees at 1/4% per annum on the unused portion of the line.

     The Company anticipates that its existing credit facilities along with cash flow from operations will be sufficient to fund operating expenses, capital expenditures, and debt service.


Results of Operations

     Operating revenue for the first quarter of 1996 increased 19.3% over the comparable period of 1995. The increase in operating revenue in the first quarter consisted of a 9.8% increase from the Company's traditional over-the-road truckload business, of which a 6.2% increase came from the owner-operator division, a 0.3% decrease from rail services, 0.6% increase from transportation brokerage services, and 9.2% increase from the addition of the dry-van over-the-road truckload division. The basis for the net revenue increase consists primarily of an increase in available Company-operated equipment. The average number of Company operated trucks in the first quarter of 1996 increased by approximately 11.3% from the comparable period in 1995.

     The operating ratio increased from 95.6% to 99.0% for the first quarter of 1996 compared to the same period in 1995. Until very late in the first quarter of 1996, operating revenues and results continued to be affected by an overall weak freight market which has plagued the industry for the past year. In addition, in the first quarter of 1996, the Company experienced a steady and significant increase in fuel costs and an unusually large number of severe winter storms. The relative change in the components of operating expenses during the first quarter of 1996, when compared to the same period last year, reflects the following: a) an increase in driver pay and related costs of approximately $2,703,000, of which $1,271,000 is attributable to the inclusion of the dry-van over-the road truckload division that was not a part of the Company during the same period last year, b) the previously mentioned increased fuel costs of approximately $2,155,000, of which $935,000 is attributable to the dry-van over-the-road truckload division (within these amounts, approximately $650,000, or $0.015 per mile is associated with the rising fuel prices), c) an increase in purchased transportation of approximately $1,509,000, of which $814,000 is relative to dedicated services that were not offered by the Company in the first quarter of last year and $408,000 is attributable to the dry-van over-the-road truckload division, and d) the increased equipment rent of approximately $1,233,000 regarding the operating leases for revenue equipment, as previously mentioned. Those leases were gradually implemented throughout 1995. These increased costs accounted for 0.9%, 0.8%, 0.7%, and 0.8%, respectively, of the increase in the operating ratio. The decrease in gain on sale of revenue equipment during the first quarter of 1996 as compared to the same period in 1995 resulted in an increase in the operating ratio of 0.6%.

     As a result of the foregoing, net earnings from continuing operations decreased by $1,025,000 or 166% for the first quarter of 1996 from the comparable period of 1995.
Earnings per share from continuing operations decreased from $.14 to a loss of $.09 in the first quarter of 1996 compared to the same period of 1995.


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

PART II:  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

             There was one report on Form 8-K filed for the quarter ended March 29, 1996.
             It was filed on February 14, 1996.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      KLLM TRANSPORT SERVICES, INC.

(Registrant)


Date   May 13, 1996            s/ J. Kirby Lane
                               Executive Vice President and
                               Chief Financial Officer


Date   May 13, 1996            s/ Cindy F. Bailey
                               Corporate Controller

/TABLE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        	       KLLM TRANSPORT SERVICES, INC.
				(Registrant)

Date   May 13, 1996             /s/  J. Kirby Lane
                                J. Kirby Lane
                                Executive Vice President and
                                Chief Financial Officer


Date   May 13, 1996             /s/  Cindy F. Bailey
                                Cindy F. Bailey
                                Corporate Controller
