Form 10-Q
period 1996-06-28
KLLM TRANSPORT SERVICES INC
filed 1996-08-13
CIK 793765

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549


                           FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934



For The Period Ended  June 28, 1996       Commission File Number 0-14759




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

                                   Yes  X       No





      4,408,820 Common Shares were outstanding as of June 28, 1996.

                       KLLM TRANSPORT SERVICES, INC.  AND SUBSIDIARIES


                                  INDEX




                                                              Page

                                                             Number



    PART I.  FINANCIAL INFORMATION:

       Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets
     June 28, 1996 (Unaudited) and December 29, 1995            1

     Consolidated Statements of Earnings (Unaudited)
    Thirteen weeks and Twenty-six weeks ended June 28, 1996
    and June 30, 1995                                           2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
         Twenty-six weeks ended June 28, 1996 and June 30, 1995 3

       Notes to Condensed Consolidated Financial Statements
      (Unaudited)                                               4

  Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                           5

    PART II.  OTHER INFORMATION:

       Item 6.  Exhibits and Reports on Form 8-K

KLLM TRANSPORT SERVICES, INC
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS



                                June 28,               December 29,
                                1996                   1995
                                (Unaudited)            (Note)
                                (In Thousands)

ASSETS
Current assets:
     Cash and cash equivalents  $   956                   $0
     Accounts receivable         29,182                27,787
     Inventories - at cost        1,160                 1,315
     Prepaid expenses:
          Tires                   3,829                 4,096
          Other                   4,930                 3,809
     Deferred income taxes        1,940                 1,940
                                _________             _________
          Total current assets   41,997                38,947

Property and equipment          181,016               179,568
     Less accumulated
     depreciation              (63,257)               (57,304)
                               __________             ___________
                                117,759                122,264

Intangible assets, net
(Note B)                         2,443                   2,626

Other assets                       367                     411
                                __________             ____________

                                $162,566               $164,248

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to banks      $4,058                  $2,758
     Accounts payable and
     accrued expenses            16,409                  13,076
     Current maturities of
     long-term debt and capital
     leases                       4,824                   5,937
                                ___________            _____________
     Total current liabilities   25,291                  21,771

Long-term debt and capital
leases, less current
maturities                       53,373                  59,594

Deferred income taxes            16,915                  16,915

Stockholders' equity:
     Preferred Stock,
$.01 value; authorized
5,000,000 shares; none
issued
     Common Stock, $1 par
value; 10,000,000 shares
authorized;
issued shares - 4,552,219
in 1996 and 1995, respectively;
outstanding shares - 4,408,820
in 1996 and 4,358,653 in 1995.     4,552                  4,552
     Additional paid-in capital   32,658                 32,815
     Retained earnings            31,247                 30,687
                                 _________              _______
                                  68,457                 68,054
Less Common Stock in
Treasury, at cost, 143,399
shares in 1996
and 193,566 in 1995.              (1,470)                (2,086)
                                 _________              __________
Total stockholders' equity        66,987                 65,968
                                 __________             __________
                                $162,566               $164,248


Note: The balance sheet at December 29, 1995 has been derived from the audited financial statements at the date indicated, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.



KLLM TRANSPORT SERVICES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
 (Unaudited)




                             Thirteen Weeks Ended      Twenty-Six Weeks Ended
                            June 28,    June 30,      June 28,       June 30,
                            1996    1995              1996    1995
                                  (In Thousands, Except Per Share Amounts)

OPERATING REVENUE         $67,110     $60,971       $130,846        $114,394

OPERATING EXPENSES:
  Salaries, wages and
    fringe benefits        18,528      17,720         37,235          33,343
  Operating supplies
    and expenses           17,925      16,152         35,958          30,766
  Insurance, claims,
    taxes and licenses      3,209       2,599          6,134           5,269
  Depreciation and
    amortization            5,422       5,801         11,100          11,261
  Purchased transportation
    and equipment rent     16,791      13,533         32,476          24,254
  Other                     2,640       2,647          4,945           5,150
  Gain on sale of
    revenue equipment       (140)        (227)          (344)           (748)

 TOTAL OPERATING EXPENSES  64,375      58,224        127,504         109,295


OPERATING INCOME FROM
CONTINUING OPERATIONS       2,735       2,747          3,342           5,099

Interest and other income    (12)       (9)            (18)            (9)
Interest expense            1,201       1,455          2,469           2,818
                            1,189       1,446          2,451           2,809
EARNINGS FROM CONTINUING
OPERATIONS BEFORE INCOME
TAXES                       1,546       1,300            891           2,290
Income taxes                  587         490            338             861

NET EARNINGS FROM
CONTINUING OPERATIONS
                             $959        $810           $553          $1,429
LOSS FROM OPERATIONS
OF DISCONTINUED DIVISION
(Net of tax expense
(benefits) of $0 in 1996
and ($72) and ($179)
for the 1995 thirteen week
and twenty six week
periods, respectively)          0       (129)             0           (318)
INCOME (LOSS) ON DISPOSAL
OF DISCONTINUED DIVISION
(Net of tax expense
(benefit) of ($9) and $4
for the 1996 thirteen week
and twenty six week periods,
respectively, and $0 in 1995)  (14)                       6

NET EARNINGS                  $945       $681          $559          $1,111

EARNINGS (LOSS) PER SHARE:
From Continuing Operations   $0.22      $0.18         $0.13           $0.32
From Operations of
Discontinued Division         0.00      (0.03)         0.00           (0.07)
From Disposal of
Discontinued Division        (0.00)      0.00          0.00            0.00

NET EARNINGS PER COMMON
SHARE                        $0.22      $0.15         $0.13           $0.25


See accompanying notes.



KLLM TRANSPORT SERVICES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                        Twenty-Six Weeks Ended
                                        June 28,      June 30,
                                        1996           1995
                                           (In Thousands)

NET CASH PROVIDED BY OPERATING
 ACTIVITIES                           $12,889          $11,445

CASH FLOWS FROM INVESTING
ACTIVITIES:
 Acquisition of Vernon Sawyer,
Inc. assets (Note B)                        0          (6,399)
   Purchases of property and
equipment                              (8,984)        (12,907)
   Proceeds from disposition of
equipment                               2,625           4,663

NET CASH FLOWS USED IN INVESTING
      ACTIVITIES                       (6,359)        (14,643)

CASH FLOWS FROM FINANCING
ACTIVITIES:
   Proceeds from exercise of
stock options                            427             244
   Net increase (decrease)
in borrowings under revolving
line of credit                        (3,000)          4,000
   Repayment of long-term debt and
capital leases                        (5,318)         (1,029)
   Net change in borrowings
under working capital line of
credit                                 2,317          (1,081)

NET CASH FLOWS (USED) PROVIDED BY
     FINANCING ACTIVITIES             (5,575)          2,134

Net Increase (Decrease) in Cash
and Cash Equivalents                     956          (1,064)
Cash and Cash Equivalents at Beginning
     Of Period                             0           1,353
Cash and Cash Equivalents at End
     Of Period                          $956            $289







See accompanying notes.



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

     In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996 and the affect was not material.


NOTE B - ACQUISITION OF CORPORATION

     Effective May 1, 1995, the Company acquired substantially all of the assets of Vernon Sawyer, Inc., a regional dry-van truckload carrier based in Bastrop, Louisiana.

NOTE  C - FISCAL YEAR

     The Company has adopted a fiscal year-end on the Friday nearest December 31. Accordingly, the second quarter of 1996 ended on Friday, June 28, 1996.


NOTE  D - COMMITMENTS AND CONTINGENCIES

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

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     KLLM Transport Services, Inc.'s primary sources of liquidity are its cash flow from operations and its existing credit agreements.
During the twenty-six weeks ended June 28, 1996, the Company generated $12.9 million in net cash provided from operating activities.

     Capital resources required by the Company during the first half of 1996 were approximately $1,800,000 less than the same period last year. In January 1995, the Company entered into an operating lease for the majority of its revenue equipment needs for that year. The payment terms of the operating lease were more favorable than could have been obtained with financing or capital leasing. In 1996, the Company has returned to its traditional method of investing in maintaining a modern fleet. Capital expenditures, net of proceeds from trade-ins, during the first half of 1996 were approximately $6,400,000 as compared to $8,200,000 in the first half of 1995. This is as a result of the Company's decision to curtail growth of the fleet and refocus attention on improving utilization and profitability in the core trucking business. Net capital expenditures for the remainder of 1996, primarily for revenue equipment, are expected to be approximately $15,900,000.

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

     At June 28, 1996, the aggregate principal amount of the Company's outstanding long-term indebtedness was approximately $58.2 million.
Of this total outstanding, $3.8 million was in the form of 10.2% notes due July 15, 1998, $17.1 million in the form of 9.11% senior notes due June 15, 2002, $32.0 million consisted of the revolving line of credit due April 7, 1998, and $5.3 million principal was relative to capital leases with varying maturities.

     The Company has a $50,000,000 unsecured revolving line of credit with a syndication of banks. As noted above, borrowings of $32,000,000 were outstanding at June 28, 1996. Under the terms of the agreement, borrowings bear interest at (I) the higher of prime rate or a rate based upon the Federal Funds Effective Rate, (ii) a rate based upon the Eurodollar rates, or (iii) an absolute interest rate as determined by each lender in the syndication under a competitive bid process at the Company's option. Facilities fees from 1/4% to 3/8% per annum are charged on the unused portion of this line.

     Working capital needs have generally been met from net cash provided from operating activities. The Company has $4,150,000 in unsecured working capital lines of credit with a bank, $1,182,000 of which was available at June 28, 1996. Interest is at a rate based upon the Eurodollar rates with facility fees at 1/4% per annum on the unused portion of the line.

     The Company anticipates that its existing credit facilities along with cash flow from operations will be sufficient to fund operating expenses, capital expenditures, and debt service.


Results of Operations

     Operating revenue for the second quarter and first half of 1996 increased 10.1% and 14.4% over the comparable periods of 1995. The increase in operating revenue in the second quarter consisted of a 5.8% increase from the Company's traditional over-the-road truckload business, of which a 5.2% increase came from the owner-operator division, a 0.8% decrease from rail services, 0.5% decrease from transportation brokerage services, and 5.5% increase from the dry-van over-the-road truckload division. The increase in operating revenue in the first half of 1996 consisted of a 7.7% increase from the Company's traditional over-the-road truckload business, of which a 5.7% increase came from the owner-operator division, a 0.6% decrease from rail services, less than 0.1%
increase from transportation brokerage services, and 7.3% increase from the dry-van over-the-road truckload division. The net revenue increase resulted primarily from an improvement in utilization of available equipment. Total miles per truck per week for the second quarter and first half of 1996 increased 3.0% over the same periods in the prior year, while at the same time, deadhead percentage decreased 5.0% and 2.0%. The operating ratio increased from 95.5% to 95.9% for the second quarter and from 95.5% to 97.5% for the first half of 1996 compared to the same periods in 1995.  Operating revenues and results continue to be affected by an
overall weak freight market which has plagued the industry since early last year.  In addition, in the first half of 1996,
the Company experienced a steady and significant increase in fuel costs, coupled by an unusually large number of severe winter storms.  The relative change in the components of operating expenses during the first half of 1996, when
compared to the same period last year, reflects the following: a) an increase in driver pay and related costs of approximately $3,801,000, b) the previously mentioned increased fuel costs of approximately $3,877,000, (within this
amount, approximately $1,795,000, or $0.022 per mile is associated with the rising fuel prices),  c) an increase in
purchased transportation of approximately $3,109,000, of which
$1,474,000 is relative to dedicated services that were
not offered by the Company in the first half of last year, and d) the increased equipment rent of approximately
$1,899,000 regarding the operating leases for revenue equipment, as
previously mentioned.   Those leases were gradually
implemented throughout 1995. These increased costs accounted for 0.4%, 0.4%, 0.3%, and 0.2%, respectively, of the increase in the operating ratio.

     As a result of the foregoing, net earnings from continuing operations increased by $149,000 or 18.4% for the second quarter and decreased by $876,000 or 61.3% for the first half of 1996 from the comparable periods of 1995.
Earnings per share from continuing operations increased from $.18 to $.21 in the second quarter of 1996 and decreased from $.32 to $.13 in the first half of 1996 compared to the same periods of 1995.


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

             There were no Form 8-K filings  for the quarter ended June
28, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    KLLM TRANSPORT SERVICES, INC.
                                                  (Registrant)

Date   August 12, 1996
                                    s/J. Kirby Lane
                                      J. Kirby Lane
                                      Executive Vice President
                                      and Chief Financial Officer



Date   August 12, 1996

                                    s/ Cindy F. Bailey
                                       Cindy F. Bailey
                                       Corporate Controller


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        KLLM TRANSPORT SERVICES, INC.
                                                  (Registrant)

Date   August 12, 1996

                                        /s/  J. Kirby Lane

                                             J. Kirby Lane
                                             Executive Vice President
                                             and Chief Financial Officer



Date   August 12, 1996
                                       /s/  Cindy F. Bailey
                                            Cindy F. Bailey
                                            Corporate Controller