Form 10-Q
period 1996-09-27
KLLM TRANSPORT SERVICES INC
filed 1996-11-06
CIK 793765

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549


                           FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934



For The Period Ended September 27, 1996     Commission File Number 0-14759



                 KLLM TRANSPORT SERVICES, INC.
     (Exact name of registrant as specified in its charter)


  Delaware                                               64-012551
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)



   Post Office Box 6098
  Jackson, Mississippi                                    39288
  (Address of principal executive offices)              (Zip Code)


 Registrant's telephone number, including area code   (601) 939-2545



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes  X       No





      4,338,420 Common Shares were outstanding as of September 27, 1996.

                       KLLM TRANSPORT SERVICES, INC.
                           AND SUBSIDIARIES


                                  INDEX
                                                                      Page
                                                                      Number


    PART I.  FINANCIAL INFORMATION:

       Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets
              September 27, 1996 (Unaudited) and December 29, 1995        1

             Consolidated Statements of Earnings (Unaudited)
              Thirteen weeks and Thirty-nine weeks ended September 27,
              1996 and September 29, 1995                                 2

             Condensed Consolidated Statements of Cash Flows
              (Unaudited) Thirty-nine weeks ended September 27,
              1996 and September 29, 1995                                 3

             Notes to Condensed Consolidated Financial Statements
              (Unaudited)                                                 4


       Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          5


    PART II.  OTHER INFORMATION:

       Item 6.  Exhibits and Reports on Form 8-K                          7

                    KLLM TRANSPORT SERVICES, INC
                         AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS


                                      September 27,            December 29,
                                         1996                     1995
                                       (Unaudited)                (Note)
                                                 (In Thousands)
ASSETS
Current assets:
     Cash and cash equivalents              $1,163                  $0
     Accounts receivable                    28,653                  27,787
     Inventories - at cost                   1,023                   1,315
     Prepaid expenses:
          Tires                              3,794                   4,096
          Other                              3,720                   3,809
     Deferred income taxes                   1,940                   1,940
                                           --------                 -------
               Total current assets         40,293                  38,947

Property and equipment                     185,025                 179,568
     Less accumulated depreciation         (61,727)                (57,304)
                                          ---------                 -------
                                           123,298                 122,264

Intangible assets, net                       2,351                   2,626

Other assets                                   348                     411
                                          ---------                --------

                                          $166,290                $164,248
                                          =========               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to banks                   $782                  $2,758
     Accounts payable and accrued expenses  22,597                  13,076
     Current maturities of long-term debt
       and capital leases                    4,835                   5,937
                                           -------                  -------
          Total current liabilities         28,214                  21,771
                                           =======                  =======

Long-term debt and capital leases, less
  current maturities                        54,937                  59,594

Deferred income taxes                       16,915                  16,915

Stockholders' equity:
  Preferred Stock, $.01 value; authorized
  5,000,000 shares; none issued Common
  Stock, $1 par value; 10,000,000 shares
  authorized; issued shares - 4,552,219
  in 1996 and 1995, respectively;
  outstanding shares - 4,338,420 in 1996
  and 4,358,653 in 1995.                     4,552                   4,552
     Additional paid-in capital             32,658                  32,815
     Retained earnings                      31,337                  30,687
                                           --------                --------
                                            68,547                  68,054
     Less Common Stock in Treasury,
     at cost, 213,799 shares in 1996
     and 193,566 in 1995.                   (2,323)                 (2,086)
                                           --------                --------
          Total stockholders' equity        66,224                  65,968
                                           --------                --------
                                          $166,290                $164,248
                                          =========               =========

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



                     KLLM TRANSPORT SERVICES, INC.
                            AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)



                          Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                      September 27, September 29, September 27,September 29,
                            1996      1995               1996    1995
                       --------------------------  -------------------------
                               (In Thousands, Except Per Share Amounts)

OPERATING REVENUE          $62,466   $63,158          $193,311   $177,552

OPERATING EXPENSES:
  Salaries, wages and
    fringe benefits         17,780    18,564            55,015     51,908
  Operating supplies
    and expenses            16,382    17,937            52,340     48,703
  Insurance, claims,
    taxes and licenses       3,694     3,226             9,828      8,495
  Depreciation and
    amortization             5,530     5,990            16,629     17,250
  Purchased transportation
    and equipment rent      15,869    14,549            48,345     38,804
  Other                      2,400     2,637             7,346      7,787
  Gain on sale of
    revenue equipment         (652)     (442)             (996)    (1,190)
                            -----------------            -----------------
    TOTAL OPERATING
       EXPENSES             61,003     62,461          188,507    171,757
                            -----------------          -------------------


 OPERATING INCOME FROM
  CONTINUING OPERATIONS      1,463       697             4,804      5,795

Interest and other income      (18)       (7)              (37)       (16)
Interest expense             1,131     1,471             3,600      4,289
                            -----------------           --------------------
                             1,113     1,464             3,563      4,273
                            -----------------           --------------------
EARNINGS (LOSS) FROM
CONTINUING OPERATIONS BEFORE
INCOME TAXES                   350      (767)            1,241      1,522
Income taxes                   220      (293)              558        567
                            -----------------            -------------------
NET EARNINGS (LOSS) FROM
CONTINUING OPERATIONS         $130     ($474)             $683       $955
LOSS FROM OPERATIONS OF
DISCONTINUED DIVISION
(Net of tax expense (benefits)
of $0 in 1996 and ($23) and
($202) for the 1995 thirteen     0      ($41)               $0      ($359)
weel and thirty nine week
periods, respectively)

INCOME (LOSS) ON DISPOSAL OF
DISCONTINUED DIVISION (Net of tax
expense (benefit) of ($31) and
($27) for the 1996 thirteen week
and thirty nine  week
periods, respectively,and $0
in 1995)                        (39)      $0              ($33)        $0
                             --------------------         -------------------

    NET EARNINGS (LOSS)         $91     ($515)            $650       $596
                             ====================         ===================

EARNINGS (LOSS) PER SHARE:
 From Continuing Operations   $0.03    ($0.10)            $0.16     $0.21
 From Operations of
 Discontinued Division         0.00     (0.01)             0.00     (0.08)
 From Disposal of
 Discontinued Division        (0.01)     0.00             (0.01)     0.00
                             ---------------------        -------------------

 NET EARNINGS (LOSS) PER
 COMMON SHARE                 $0.02    ($0.11)            $0.15     $0.13
                             =====================        ===================


See accompanying notes.


                       KLLM TRANSPORT SERVICES, INC.
                             AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                       Thirty-Nine Weeks Ended
                                   September 27,    September 29,
                                       1996           1995
                                   --------------  --------------
                                           (In Thousands)

NET CASH PROVIDED BY OPERATING
     ACTIVITIES                      $26,085          $17,127

CASH FLOWS FROM INVESTING
     ACTIVITIES:
 Acquisition of Vernon Sawyer,
 Inc. assets (Note B)                      0          (10,531)
   Purchases of property and
   equipment                          (23,151)        (19,155)
   Proceeds from disposition of
   equipment                            6,358           7,991
                                   -------------   --------------
NET CASH FLOWS USED IN INVESTING
      ACTIVITIES                      (16,793)        (21,695)
                                   -------------   --------------

CASH FLOWS FROM FINANCING
      ACTIVITIES:
   Proceeds from exercise of
    stock options                         427             244
   Redemption of treasury shares         (854)              0
   Debt to fund Vernon Sawyer, Inc.
    acquisition                             0           3,795
   Net increase in borrowings under
    revolving line of credit                0           5,000
   Repayment of long-term debt,
    capital leases, and notes payable
    to banks                            (7,188)        (4,272)
   Net (decrease) in borrowings under
    working capital line of credit        (514)        (1,552)
                                      -----------   -------------
NET CASH FLOWS PROVIDED BY
     FINANCING ACTIVITIES               (8,129)         3,215
                                      -----------   -------------

Net Decrease in Cash and
     Cash Equivalents                    1,163         (1,353)
Cash and Cash Equivalents at
     Beginning Of Period                     0          1,353
                                      -----------   -------------
Cash and Cash Equivalents at End
     Of Period                          $1,163             $0
                                      ============  =============




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

NOTE  C - FISCAL YEAR

     The Company has adopted a fiscal year-end on the Friday nearest December
31. Accordingly, the third quarter of 1996 ended on Friday, September 27, 1996.


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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     KLLM Transport Services, Inc.'s primary sources of liquidity are its cash flow from operations and its existing credit agreements. During the thirty-nine weeks ended September 27, 1996, the Company generated $26.1 million in net cash provided from operating activities.

     Capital resources required by the Company during the first nine months of 1996 were approximately $5,629,000 greater than the same period last year. In January 1995, the Company entered into an operating lease for the majority of its revenue equipment needs for that year. The payment terms of the operating lease were more favorable than could have been obtained with financing or capital leasing. In 1996, the Company has returned to its traditional method of investing in maintaining a modern fleet. Capital expenditures, net of proceeds from trade-ins, during the first nine months of 1996 were approximately $16,793,000 as compared to $11,164,000 in the first nine months of 1995. This is as a result of the Company's decision to curtail growth of the fleet and refocus attention on improving utilization and profitability in the core trucking business.
Net capital expenditures for the remainder of 1996, primarily for revenue equipment, are expected to be approximately $5,467,000.

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

     At September 27, 1996, the aggregate principal amount of the Company's outstanding long-term indebtedness was approximately $59.8 million. Of this total outstanding, $2.5 million was in the form of 10.2% notes due July 15, 1998, $17.2 million in the form of 9.11% senior notes due June 15, 2002, $35.0 million consisted of the revolving line of credit due April 7, 1998, and $5.1 million principal was relative to capital leases with varying maturities.

     The Company has a $50,000,000 unsecured revolving line of credit with a syndication of banks. As noted above, borrowings of $35,000,000 were outstanding at September 27, 1996. Under the terms of the agreement, borrowings bear interest at (i) the higher of prime rate or a rate based upon the Federal Funds Effective Rate, (ii) a rate based upon the Eurodollar rates, or (iii) an absolute interest rate as determined by each lender in the syndication under a competitive bid process at the Company's option. Facilities fees from 1/4% to 3/8% per annum are charged on the unused portion of this line.

     Working capital needs have generally been met from net cash provided from operating activities. The Company has $4,150,000 in unsecured working capital lines of credit with a bank, $4,013,000 of which was available at September 27, 1996. Interest is at a rate based upon the Eurodollar rates with facility fees at 1/4% per annum on the unused portion of the line.

     The Company anticipates that its existing credit facilities along with cash flow from operations will be sufficient to fund operating expenses, capital expenditures, and debt service.


Results of Operations

     Operating revenue for the third quarter and first nine months of 1996 decreased 1.1% and increased 8.9% over the comparable periods of 1995.
The increase in operating revenue in the third quarter consisted of a 0.1% increase from the Company's traditional over-the-road truckload business, of which a 2.8% increase came from the owner-operator division, a 2.1% decrease from rail services, 3.4% decrease from transportation brokerage services, and 4.5% increase from the dry-van over-the-road truckload division. The increase in operating revenue in the first nine months of 1996 consisted of a 4.9% increase from the Company's traditional over-the-road truckload business, of which a 4.6% increase came from the owner-operator division, a 1.1% decrease from rail services, a 1.2% decrease from transportation brokerage services, and 6.3% increase from the dry-van over-the-road truckload division. The net revenue increase resulted primarily from an improvement in utilization of available equipment. Total miles per truck per week for the third quarter and first nine months of 1996 decreased 0.2% and increased 3.0% over the same periods in the prior year, while at the same time, deadhead percentage decreased 5.5% and 3.2%

     The operating ratio decreased from 98.9% to 97.7% for the third quarter and increased from 96.7% to 97.5% for the first nine months of 1996 compared to the same periods in 1995. Operating revenues and results continue to be affected by an overall weak freight market which has plagued the industry since early last year. In addition, in the first nine months of 1996, the Company experienced a steady and significant increase in fuel costs, coupled by an unusually large number of severe winter storms. The relative change in the components of operating expenses during the first nine months of 1996, when compared to the same period last year, reflects the following: a) an increase in driver pay and related costs of approximately $2,871,000, b) the previously mentioned increased fuel costs of approximately $4,231,000, (within this amount, approximately $2,318,000, or $0.019 per mile is associated with the rising fuel prices), c) an increase in purchased transportation of approximately $2,060,000, which is less than the $2,779,000 in costs relative to dedicated services that were not offered by the Company in the first nine months of last year, and d) the increased equipment rent of approximately $2,148,000 regarding the operating leases for revenue equipment, as previously mentioned. Those leases were gradually implemented throughout 1995. These increased costs accounted for 0.5%, 1.8%, less than 0.1%, and 1.0%, respectively, of the increase in the operating ratio.

     As a result of the foregoing, net earnings from continuing operations increased by $604,000 or 127.4% for the third quarter and decreased by $272,000 or 28.5% for the first nine months of 1996 from the comparable periods of 1995. Earnings/(loss) per share from continuing operations increased from $(.10) to $.03 in the third quarter of 1996 and decreased from $.21 to $.16 in the first nine months of 1996 compared to the same periods of 1995.


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

             There were no Form 8-K filings for the quarter ended September 27, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    KLLM TRANSPORT SERVICES, INC.
                                                  (Registrant)

Date   November 6, 1996
                                    S/J. Kirby Lane
                                    J. Kirby Lane
                                    Executive Vice President and
                                    Chief Financial Officer


Date   November 6, 1996

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

Date   November 6, 1996

                                        /s/  J. Kirby Lane
                                        J. Kirby Lane
                                        Executive Vice President and
                                        Chief Financial Officer



Date   November 6, 1996                 /s/Cindy F. Bailey
                                        Cindy F. Bailey
                                        Corporate Controller