Form 10-K
period 1997-01-03
KLLM TRANSPORT SERVICES INC
filed 1997-04-03
CIK 793765

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year                       Commission file number 0-14759
ended January 3, 1997

                               KLLM TRANSPORT SERVICES, INC.
               (Exact name of registrant as specified in its charter)

               Delaware                           64-0412551
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

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

             Aggregate market value of voting stock held by nonaffiliates of the registrant as of the close of business on March 17, 1997: $40,111,833.

             The number of shares outstanding of registrant's common stock as of March 17, 1997: 4,351,922.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference:

     Document                                               Part

     Annual Report to Shareholders for year ended
       January 3, 1997                                        II
     Definitive Proxy Statement for Annual Meeting of
       Shareholders to be held  April 15, 1997 filed with
       the Securities and Exchange Commission pursuant
       to Regulation 14A                                      III

     Only the portions of KLLM Transport Services, Inc.'s 1996 Annual Report to Shareholders and Proxy Statement which are expressly incorporated by reference in this Annual Report on Form 10-K are deemed filed as part of this report.

                   KLLM TRANSPORT SERVICES, INC.

                           FORM 10-K

                        TABLE OF CONTENTS

PART I                                                         PAGE

1.Business........................................................4
2.Properties......................................................6
3.Legal Proceedings...............................................7
4.Submission of Matters to a Vote of
   Security Holders...............................................7

PART II

5.Market for Registrant's Common
   Equity and Related Stockholder Matters.........................8
7.Management's Discussion and Analysis of
   Financial Condition and Results of Operations..................8
8.Financial Statements and Supplementary
   Data...........................................................8
9.Changes in and Disagreements with Accountants
   on Accounting and Financial Disclosure.........................8

PART III

10.Directors and Executive Officers
    of the Registrant.............................................8
11.Executive Compensation.........................................9
12.Security Ownership of Certain Beneficial
    Owners and Management.........................................9
13.Certain Relationships and Related
    Transactions..................................................9

PART IV

14.Exhibits, Financial Statement  Schedules and Reports
    on Form 8-K...................................................10

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

    The Company offers transportation services for both temperature-controlled and dry commodities. It strives to provide dependable and timely service designed to meet the specialized needs of its customers. The majority of the Company's revenues, approximately 70%, are in the temperature-controlled sector. Protective service is provided on commodities such as food, medical supplies and cosmetics. Service offerings include over-the-road long haul, regional and intermodal transportation. These services are provided via: 1) the traditional over-the-road temperature-controlled freight operations with both Company-operated and owner-operated equipment, 2) the intermodal, or rail services, operation, which handles movement of freight in temperature-controlled trailers and containers on flat cars carried by the rail industry, and 3) the dry-van over-the-road truckload services, which began May 1, 1995 with the acquisition of substantially all of the assets of Vernon Sawyer, Inc., a regional dry-van truckload carrier based in Bastrop, Louisiana. During 1996, the Company reintegrated the rail operations with the truck operations and closed the freight brokerage division. The Company is now structured to comprise three core truckload operations: the Transport
Group, Express Systems; and Vernon Sawyer.

     The Company currently owns (or leases) and operates substantially all of its fleet. On January 3, 1997, the Company's fleet consisted of 1,390 Company-operated tractors and 366 owner-operated tractors, 2,114 temperature-controlled trailers and 493 dry-van trailers, and 200 temperature-controlled rail containers. Capital resources required by the Company during 1996 continued to be less significant than in prior years as the Company continued to maintain the overall size of the fleet by decreasing Company-owned equipment and increasing owner-operated equipment. In 1996, the Company-owned fleet decreased by 95 tractors and 36 temperature controlled trailers, net of replacements. Capital expenditures, net of proceeds from trade-ins during 1996, were approximately $20,153,000. Net capital expenditures in 1995 were $8,724,000. Capital resources required by the Company during 1995 were much less significant primarily because KLLM, Inc., in January 1995, entered into an operating lease for the majority of its revenue equipment needs for 1995. The payment terms of the operating lease were more favorable than could have been obtained with financing or capital leasing. This was not the case for 1996. Net capital expenditures in 1997 are expected to be approximately $11,906,000.



Marketing and Operations

     Because the Company specializes in temperature-controlled shipments, it constantly seeks to increase the percentage of its revenue derived from freight requiring controlled temperatures because rates on these loads are generally higher than dry freight (non-temperature-controlled) loads and result in higher returns on the Company's more expensive temperature-controlled equipment. For the year ended January 3, 1997, approximately 70% of the Company's revenues resulted from temperature-controlled loads. The remaining 30% resulted from dry freight loads that required special service or that positioned equipment for the next load. The Company seeks customers who need a number of trucks per week committed to long hauls and who require dependable service in meeting scheduling requirements.

    The Company's full-time staff of ten (10) salespersons, along with each division's executive, is responsible for developing new accounts. Once a customer relationship is established, the primary Company contact is one of eight (8) area managers. Working from the Company's corporate headquarters in Jackson, Mississippi, the area managers contact existing customers to solicit additional business.

    The Company has driver terminal operations in Georgia, Texas, Louisiana, California, Pennsylvania, Indiana, and Mississippi. Maintenance facilities are located in Mississippi, Georgia, and Texas.

    The Company's largest 25, 10 and 5 customers accounted for approximately 55%, 42%, and 32%, respectively, of its revenue for the year ended January 3, 1997. During 1996, no one customer accounted for more than 10% of the Company's revenues.

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

Personnel

     Drivers are recruited at all driver terminal locations. On January 3, 1997, the Company employed 1,636 drivers and had a total of 2,082 employees. None of the Company's employees is represented by a collective bargaining unit.

Competition

     The Company competes primarily with other long-haul temperature-controlled truckload carriers and with internal shipping conducted by existing and potential customers. The Company also competes with other irregular-route long-haul truckload carriers, and to a lesser extent, the railroads, for freight loads. Although the increased competition resulting from a combination of deregulation, weak market demand, and a shortage of qualified drivers has created some pressure to reduce rates, the Company competes primarily on the basis of its quality of service and efficiency.

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

   The Company also maintains a facility located in Richland, Mississippi, a suburb of Jackson, which houses all driver-related executive and administrative functions, including safety, driver training, maintenance, and driver recruiting. The Company owns a portion of the land on which this facility is located. The remainder is owned by Benjamin C. Lee, Jr. and the Estate of William J. Liles, Jr. The Company owns all of the improvements, consisting of approximately 31,200 square feet of office space and approximately
52,000 square feet of equipment repair and maintenance space. The Company has an option to purchase the Lee and Liles part of the land for $390,257. Mr. Lee and Mr. Liles' estate are principal shareholders of the Company and Mr. Lee is Chairman of the Company's Board of Directors.

    The Company owns a maintenance and driver terminal facility near Dallas, Texas. This facility, which consists of approximately 8,000 square feet of office space and 13,700 square feet of equipment repair and maintenance space, is located on approximately nine acres of land.

    The Company also owns a maintenance and driver terminal operation in Atlanta, Georgia. This facility, which includes two buildings containing approximately 5,000 square feet of office space and 20,000 square feet of maintenance space, is located on approximately eighteen acres of land.

    Additionally, with the purchase of substantially all of the assets of Vernon Sawyer, Inc., effective May 1, 1995, the Company acquired 19.715 acres of land with all improvements thereon. The facilities located thereon include approximately 8,054 square feet of office space and 36,484 square feet of maintenance space.

    The remaining driver terminal facilities are leased by the Company pursuant to various short-term leases.


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




PART II


Item 5.      Market for Registrant's Common Equity and Related
Stockholder Matters.

             "Market and Dividend Information" on page 7 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference in response to this item.

Item 6.      Selected Financial Data.

             "Selected Financial and Operating Data" on page 6 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference in response to this item.

Item 7.      Management's Discussion and Analysis of Results of
Operations and Financial Condition.

             "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 8-11 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference in response to this item.

Item 8.      Financial Statements and Supplementary Data.

            The Report of Independent Auditors and the consolidated financial statements included on pages 12-23 of the Company's 1996 Annual Report to Shareholders are incorporated herein by reference in response to this item.

           "Selected Quarterly Data (Unaudited)" on page 7 of the
Company's 1996 Annual Report to Shareholders is incorporated herein by reference in response to this item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.


PART III

Item 10.     Directors and Executive Officers of the Registrant.

             The information under the caption, "Election of Directors--Nominees for Director," of the Company's definitive proxy statement for its scheduled April 15, 1997 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference in response to this item.

                  The information under the caption, "Election of Directors--Management," of the Company's definitive proxy statement for its scheduled April 15, 1997 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference in response to this item.

                  The information under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement for its scheduled April 15, 1997 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference in response to this item.

Item 11.     Executive Compensation.

                  The information under the captions, "Executive
Compensation; Director Compensation; Compensation Committee Report on Executive Compensation; Compensation Committee Interlocks and Insider Participation; Stock Option Plan; Employee Stock Purchase
Plan ("ESPP") and Performance Graph" of the Company's definitive proxy statement for its scheduled April 15, 1997 Annual Meeting of Shareholders filed with the Securities Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference in response to this item.

Item 12.     Security Ownership of Certain Beneficial Owners and
Management.

                  The information under the caption "Election of Directors--Stock Ownership," of the Company's definitive proxy statement for its scheduled April 15, 1997 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference in response to this item.

Item 13.     Certain Relationships and Related Transactions.

                  The information contained in the section titled
"Certain Transactions" on page 5 of the Company's definitive proxy statement for its scheduled April 15, 1997 Annual Meeting of
Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference in response to this item.

PART IV


Item 14.     Exhibits, Financial Statement Schedules and Reports on Form
8-K.

                  a. The following documents are filed, as part of this report or incorporated by reference herein:

                       1.   Financial Statements

                            The following consolidated financial
statements of the Company   and its subsidiaries, included in the
Company's Annual Report, are incorporated by reference in Item 8:

                 Consolidated Balance Sheets--December 29, 1995 and
                  January 3, 1997.
                 Consolidated Statements of Operations--Years ended
                  December 30, 1994, December 29, 1995 and
                  January 3, 1997.
                 Consolidated Statements of Stockholders' Equity--Years
                  ended December 30, 1994, December 29, 1995 and
                  January 3, 1997.
                 Consolidated Statements of Cash Flows--Years ended
                  December 30, 1994, December 29, 1995 and
                  January 3, 1997.
                 Notes to Consolidated Financial Statements

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

                       3.   Listing of Exhibits

                            (i)  Exhibits filed pursuant to Item 601 of
                            Regulation S-K

                        Exhibit Number  Description

                            3.1  Bylaws of Registrant 1
                            3.2  Certificate of Incorporation (as amended) 2
                           10.1  Amended & Restated Stock Option Plan 3
                           10.2  KLLM, Inc. Retirement Plan and Trust (as
                                  amended) 4
                           10.3  1986 Lease with Mr. Lee and Mr. Liles
                                  Covering Corporate Headquarters 1
                           10.4  Employee Stock Purchase Plan (as
                                  amended) 5
                           10.5  Options granted to Mr. Young and Dr.
                                  Neely 6

----------------------


 1   Incorporated herein by reference to Registrant's Registration Statement on Form S-1 as filed on July 2, 1986 (Registration No. 33-5881,
      File No. 0-14759).

 2   Incorporated herein by reference to Registrant's Annual Report on Form
      10-K for the year ended January 1, 1989 (File No. 0-14759).

 3 Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 0-14759).

 4 Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-14759).

 5 Incorporated herein by reference from Fourth Post-Effective Amendment to Registration Statement on Form S-8 as filed on November 30, 1990 (Registration No. 33-14545).

 6 Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-14759).






      Exhibit Number    Description

      10.6              First Amendment to Options granted to
                        Mr. Young and Dr. Neely 7
      10.7              KLLM, Inc. Cafeteria Plan 7
      10.8              KLLM Maintenance, Inc. Retirement Plan
                         and Trust Agreement 7
      10.9              Option to purchase real property on which
                         terminal facility is located from Messrs.
                         Liles and Lee 4
      10.10             Stock Purchase Agreement by and between KLLM,
                        Inc. and Fresh International Corp. 8
      10.11             Revolving Credit Agreement by and
                         among KLLM, Inc., NationsBank
                         of Georgia, National Association,
                         The First National Bank of Chicago,
                         Deposit Guaranty National Bank,
                         and ABN Amro Bank, N.V. 8
      10.12             Employment Agreement between
                         KLLM Transport Services, Inc.
                         and Steven K. Bevilaqua 9
      10.13             Options granted to Steven K.
                         Bevilaqua 9
      10.14             Asset Purchase Agreement by and
                         among Vernon Sawyer, Inc. and
                         Vernon and Nancy Sawyer as Sellers
                         and KLLM, Inc. as Purchaser (schedules
                         furnished upon request) 9

--------------------

     7          Incorporated herein by reference to
Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-14759).

     8          Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 30, 1994 (File No. 0-14759).

     9          Incorporated herein by reference to Registrant's Annual
Report on Form 10-K for the year ended December 29, 1995 (File No. 0-14759).




               Exhibit Number    Description

               10.15            1996 Stock Option Plan
               10.16            Amended and Restated 1996 Stock
                                 Purchase Plan
               13               1996 Annual Report (only portions
                                 incorporated by reference are deemed
                                 filed)
               21               List of Subsidiaries of
                                the Registrant 8
               23               Consent of Ernst & Young LLP
               27               Financial Data Schedule

         (b)  Reports on Form 8-K filed in the fourth quarter of 1996:
              None

         (c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report.

         (d) Financial Statements Schedules--The response to this portion of Item 14 is submitted as a separate section of this report.

INFORMATION REGARDING THE COMPANY'S EMPLOYEE STOCK PURCHASE PLAN and
THE COMPANY'S 1996 STOCK PURCHASE PLAN INCLUDED PURSUANT TO RULE 15d-21.


         1.   Full title of the Plans:

              KLLM Transport Services, Inc. Employee Stock Purchase Plan KLLM Transport Services, Inc. 1996 Stock Purchase Plan

         2.   Name of issuer of the securities held
pursuant to the Plans and the address of its principal executive office:

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

                             KLLM TRANSPORT SERVICES, INC.

Date:   March 31, 1997       By:    /s/ Steven K. Bevilaqua

                                    Steven K. Bevilaqua
                                    President, Chief Executive Officer
                                    and Director


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:     March 31, 1997          /s/ Benjamin C. Lee, Jr.

                                Benjamin C. Lee, Jr.
                                Chairman of the Board of Directors



Date:  March 31, 1997           /s/ Steven K. Bevilaqua

                                Steven K. Bevilaqua
                                President, Chief Executive Officer and
                                Director


Date:    March 31, 1997         /s/ James Leon Young

                                James Leon Young
                                Secretary and Director


Date:    March 31, 1997         /s/ Walter P. Neely

                                Walter P. Neely
                                Director



Date:    March 31, 1997         /s/ Leland R. Speed

                                 Leland R. Speed
                                 Director



Date:

                                 C. Tom Clowe, Jr.
                                 Director



Date:    March 31, 1997           /s/ Steven L. Dutro

                                Steven L. Dutro
                                Vice President-Finance and
                                Acting Chief Financial Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Board of Directors, administrators of the KLLM Transport Services, Inc. Employee Stock Purchase Plan and the KLLM Transport Services, Inc. 1996 Stock Purchase Plan, have duly caused this annual report to be signed on its behalf by the undersigned hereunto duly authorized.


                             KLLM TRANSPORT SERVICES, INC. EMPLOYEE
                             STOCK PURCHASE PLAN
                             and
                             KLLM TRANSPORT SERVICES, INC. 1996 STOCK
                             PURCHASE PLAN

Date:    March 31, 1997       By:      /s/ Steven K. Bevilaqua

                                      Steven K. Bevilaqua
                                      President, Chief Executive Officer
                                      and Director




































                         ITEM 14(a)(2) and (c)
                     FINANCIAL STATEMENT SCHEDULES

           KLLM TRANSPORT SERVICES, INC. and SUBSIDIARIES
           SCHEDULE II - VALUATION and QUALIFYING ACCOUNTS
Years Ended December 30, 1994, December 29, 1995, and January 3, 1997

                              BALANCE AT  CHARGED TO  WRITE-OFF   BALANCE AT
                              BEGINNING   COST AND    OF          END
DESCRIPTION                   OF PERIOD   EXPENSES    ACCOUNTS    OF PERIOD
                                        (In    Thousands)
Accounts Receivable Allowance:
  Year ended December 30, 1994  $145       $  954     $952        $147
  Year ended December 29, 1995  $147       $1,239     $907        $479
  Year ended January 3, 1997    $479       $  520     $317        $682




                      EXHIBIT INDEX


Exhibit Number           Description                               Page

3.1                     Bylaws of Registrant 1
3.2                     Certificate of Incorporation
                          (as amended) 2
10.1                    Amended and Restated Stock
                          Option Plan 3
10.2                    KLLM, Inc. Retirement Plan and
                          Trust (as amended) 4
10.3                    1986 Lease with Mr. Lee and
                          Mr. Liles Covering Corporate
                          Headquarters 1
10.4                    Employee Stock Purchase
                          Plan (as amended) 5
10.5                    Options granted to Mr. Young
                          and Dr. Neely 6


-----------------
  1       Incorporated herein by reference to Registrant's Registration
           Statement on Form S-1 as filed on July 2, 1986
          (Registration No. 33-5881, File No. 0-14759).

   2 Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended January 1, 1989
          (File No. 0-14759).

   3 Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989
          (File No. 0-14759).

   4 Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991
          (File No. 0-14759).

   5 Incorporated herein by reference from Fourth Post-Effective Amendment to Registration Statement on Form S-8 as filed on November 30, 1990 (Registration No. 33-14545).

   6 Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987
          (File No. 0-14759).






                            EXHIBIT INDEX
Exhibit Number      Description                                     Page

10.6               First Amendment to Options granted
                   to Mr. Young and Dr. Neely 7
10.7               KLLM, Inc. Cafeteria Plan 7
10.8               KLLM Maintenance, Inc. Retirement
                   Plan and Trust Agreement 7
10.9               Option to purchase real property
                   on which terminal facility
                   is located from Messrs. Liles
                   and Lee 4
10.10              Stock Purchase Agreement by and
                   between KLLM, Inc. and Fresh
                   International Corp. 8
10.11              Revolving Credit Agreement by and
                   among KLLM, Inc., NationsBank of
                   Georgia, National Association,
                   The First National Bank of Chicago,
                   Deposit Guaranty National Bank,
                   and ABN Amro Bank, N. V. 8
10.12              Employment Agreement between KLLM
                   Transport Services, Inc.
                   Steven K. Bevilaqua 9
10.13              Options granted to Steven K. Bevilaqua 9
                   Agreement by and among Vernon
                   Sawyer, Inc. and Vernon and
                   Nancy Sawyer as Sellers and KLLM,

10.14              Asset Purchase Agreement by and among
                   Vernon Sawyer, Inc. and Vernon and
                   Nancy Sawyer as Sellers and KLLM, Inc.
                   as Purchaser (schedules furnished
                   upon request) 9


-----------------

7 Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990
        (File No. 0-14759).

8 Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 30, 1994
        (File No. 0-14759).

9 Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 29, 1995
        (File No. 0-14759).



                            EXHIBIT INDEX

Exhibit Number     Description                                  Page

10.15              1996 Stock Option Plan
10.16              Amended and Restated 1996 Stock Purchase Plan
13                 1996 Annual Report (Only portions
                   incorporated by reference are
                   deemed filed)
21                 List of Subsidiaries of the Registrant 8
23                 Consent of Ernst & Young LLP
27                 Financial Data Schedule

