Form 10-Q
period 1997-04-04
KLLM TRANSPORT SERVICES INC
filed 1997-05-19
CIK 793765

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549


                           FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934



For The Period Ended      April 4, 1997      Commission File Number 0-14759


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

    Yes  X       No

      4,355,922 Common Shares were outstanding as of April 4,
1997.

                       KLLM TRANSPORT SERVICES, INC.
                              AND SUBSIDIARIES


                                  INDEX




                                                                   Page
                                                                  Number



    PART I.  FINANCIAL INFORMATION:

       Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets
              April 4, 1997 (Unaudited) and January 3, 1997           1

             Consolidated Statements of Earnings (Unaudited)
              Thirteen weeks ended April 4, 1997 and
              March 29, 1996                                          2

             Condensed Consolidated Statements of Cash Flows
             (Unaudited) Thirteen weeks ended April 4, 1997
              and March 29, 1996                                      3

             Notes to Condensed Consolidated Financial Statements
             (Unaudited)                                              4

       Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      5

    PART II.  OTHER INFORMATION:

       Item 6.  Exhibits and Reports on Form 8-K                      7

                       KLLM TRANSPORT SERVICES, INC
                             AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS



                                                April 4,        January 3,
                                                  1997              1997
                                              (Unaudited)          (Note)
                                                      (In Thousands)
ASSETS
Current assets:
     Cash and cash equivalents                        $0          $2,874
     Accounts receivable                          25,009          22,684
     Inventories - at cost                           843             891
     Prepaid expenses:
          Tires                                    4,218           4,282
          Other                                    3,082           1,365
     Deferred income taxes                         3,325           3,325
                                                 ________         ______
               Total current assets               36,477          35,421

Property and equipment                           179,443         179,613
     Less accumulated depreciation               (62,573)        (57,738)
                                                _________        _______
                                                 116,870         121,875

Intangible assets, net                             2,145           2,259

Other assets                                         291             339
                                                _________        ________
                                                $155,783        $159,894

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable to banks                      $1,587          $3,598
     Accounts payable and accrued expenses       16,784          16,414
     Current maturities of long-term debt
       and capital leases                         4,860           4,848
                                                 _______         _______
          Total current liabilities              23,231          24,860

Long-term debt and capital leases, less
  current maturities                             47,554          49,747

Deferred income taxes                            18,787          18,787

Stockholders' equity:
     Preferred Stock, $.01 value; authorized
     5,000,000 shares; none issued
     Common Stock, $1 par value; 10,000,000
     shares authorized;
     issued shares - 4,558,754 in 1997 and
     4,558,754 in 1996;
     outstanding shares - 4,355,922 in 1997
     and 4,344,955 in 1996.                       4,559            4,559
     Additional paid-in capital                  32,865           32,811
     Retained earnings                           30,998           31,453
                                                 ________         _______
                                                 68,422           68,823

     Less Common Stock in Treasury, at cost,
      202,832 shares in 1997
      and 213,799 shares in 1996.                (2,211)          (2,323)
                                                 ________         _______
          Total stockholders' equity             66,211           66,500
                                                 ________         _______
                                               $155,783         $159,894
                                               ==========       =========



Note: The balance sheet at January 3, 1997 has been derived from the audited financial statements at the date indicated, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                      KLLM TRANSPORT SERVICES, INC.
                             AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)


                                                  Thirteen Weeks Ended
                                                   April 4,   March 29,
                                                     1997       1996
                                                  ______________________
                                     (In Thousands, Except Per Share Amounts)


OPERATING REVENUE                                   $62,767    $63,736

OPERATING EXPENSES:
  Salaries, wages and
    fringe benefits                                  19,141     18,707
  Operating supplies
    and expenses                                     16,157     18,033
  Insurance, claims,
    taxes and licenses                                4,037      2,925
  Depreciation and
    amortization                                      5,263      5,677
  Purchased transportation
    and equipment rent                               14,980     15,686
  Other                                               2,722      2,305
  Gain (loss) on sale of
    revenue equipment                                   167       (204)
                                                    ____________________
    TOTAL OPERATING EXPENSES                         62,467     63,129


    OPERATING INCOME FROM CONTINUING OPERATIONS         300        607

Interest and other income                               (26)        (6)
Interest expense                                      1,056      1,268
                                                    ____________________
                                                      1,030      1,262
                                                    ____________________
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES    (730)      (655)
Income taxes                                           (275)      (249)
                                                    ____________________

NET LOSS FROM CONTINUING OPERATIONS                   ($455)     ($406)

INCOME ON DISPOSAL OF DISCONTINUED DIVISION
(Net of tax expense of $13 in 1996)                                 20
                                                    ____________________

          NET LOSS                                    ($455)     ($386)
                                                    =====================

LOSS PER SHARE:
    From Continuing Operations                        ($0.10)   ($0.09)
    From Operations of Discontinued Division
    From Disposal of Discontinued Division              0.00      0.00
                                                    _____________________

NET LOSS PER COMMON SHARE                             ($0.10)    ($0.09)
                                                    ======================




See accompanying notes.

                     KLLM TRANSPORT SERVICES, INC.
                          AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)



                                            Thirteen Weeks Ended
                                          April 4,         March 29,
                                            1997              1996
                                          ___________________________
                                                  (In Thousands)


NET CASH PROVIDED BY OPERATING
     ACTIVITIES                             $1,625          $3,592

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment        (774)         (2,972)
   Proceeds from disposition of equipment      367           1,375
                                            ________        _______
NET CASH FLOWS USED IN INVESTING
      ACTIVITIES                              (407)         (1,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options      99               0
   Net decrease in borrowings
     under revolving line of credit          1,879)         (1,000)
   Repayment of long-term debt and capital
     leases                                   (312)         (1,778)
   Net change in borrowings under working
     capital line of credit                 (2,000)            783
                                            _________       ________
NET CASH FLOWS USED IN
     FINANCING ACTIVITIES                   (4,092)         (1,995)
                                            _________       ________

Net Decrease  in Cash and
     Cash Equivalents                       (2,874)              0
Cash and Cash Equivalents at Beginning
     Of Period                               2,874               0
                                            _________       _________
Cash and Cash Equivalents at End
     Of Period                                  $0              $0
                                            =========       =========





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

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of earnings per share is not expected to be material.

NOTE B- FISCAL YEAR

     The Company has adopted a fiscal year-end on the Friday nearest December 31. Accordingly, the first quarter of 1997 ended on Friday, April 4, 1997.


NOTE C- COMMITMENTS AND CONTINGENCIES

     The Company is involved in various claims and routine litigation incidental to its business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the consolidated financial position or results of consolidated operations of the Company.

     The Company has entered into heating oil (diesel fuel) swap agreements in order to hedge its exposure to price fluctuations. At April 4, 1997, the Company had approximately 14% of its remaining 1997 anticipated fuel requirements under swap agreements which expire in January 1998. Gains and losses on hedging contracts are recognized in operating expenses as part of the fuel cost over the hedge period. Also, the Company establishes prices for a portion of its anticipated fuel purchases over specified periods of time through various fuel purchase agreements.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     KLLM Transport Services, Inc.'s primary sources of liquidity are its cash flow from operations and its existing credit agreements. During the thirteen weeks ended April 4, 1997, the Company generated $1.6 million in net cash provided from operating activities.

     Capital resources required by the Company during the first quarter of 1997 were approximately $1.2 million less than the same period last year. This is as a result of the Company's decision to curtail growth of the fleet and refocus attention on improving utilization and profitability in the core trucking business. Net capital expenditures for the remainder of 1997, primarily for revenue equipment, are expected to be approximately $19.2 million.

     The Company has a $50,000,000 unsecured revolving line of credit with a syndication of banks. Borrowings of $28,000,000 were outstanding at April 4, 1997. Under the terms of the agreement, borrowings bear interest at (I) the higher of prime rate or a rate based upon the Federal Funds Effective Rate, (ii) a rate based upon the Eurodollar rates, or (iii) an absolute interest rate as determined by each lender in the syndication under a competitive bid process at the Company's option. Facilities fees from 1/4% to 3/8% per annum are charged on the unused portion of this line.

     At April 4, 1997, the aggregate principal amount of the Company's outstanding long-term indebtedness was approximately $52.4 million. Of this total outstanding, $2.5 million was in the form of 10.2% notes due July 15, 1998, $17.1 million in the form of 9.11% senior notes due June 15, 2002, $28.0 million consisted of the revolving line of credit due April 7, 1998, and $4.8 million principal was relative to capital leases with varying maturities.

     Working capital needs have generally been met from net cash provided from operating activities. The Company has $4,000,000 in an unsecured working capital line of credit with a bank, $3,480,000 of which was available at April 4, 1997. Interest is at a rate based upon the Eurodollar rates with facility fees at 1/4% per annum on the unused portion of the line.

     The Company anticipates that its existing credit facilities along with cash flow from operations will be sufficient to fund operating expenses, capital expenditures, and debt service.


Results of Operations

     Operating revenue for the first quarter of 1997 decreased 1.5% over the comparable period of 1996. The decrease in operating revenue in the first quarter consisted of a 1.3% increase from the Company's traditional over-the-road temperature-controlled freight services, a 2.5% decrease from rail services, 4.9% decrease from transportation brokerage services, and 4.5% increase from the dry-van over-the-road truckload division. The average revenue per mile including fuel surcharges increased from $1.112 to $1.126 for the first quarter of 1997 as compared to the same period in 1996. This resulted primarily from an increase in fuel surcharges. Total miles per truck per week for the first quarter of 1997 increased 3.1% over the same period in the prior year, while at the same time, deadhead percentage remained fairly constant.

     The operating ratio increased from 99.1% to 99.5% for the first quarter of 1997 compared to the same period in 1996. The Company has continued to increase the use of owner-operated tractors and has decreased the company-owned fleet. This change affects the comparability of components of operating expenses by increasing purchased transportation and decreasing wages, depreciation, and various operating supplies and expenses. Purchased transportation also reflects the significant reductions in transportation brokerage and rail operations. Driver wages were increased at the start of 1997 to offset cancellation of reimbursement of certain expenses to drivers. The effect in the first quarter was to increase wages and decrease operating supplies $1.1 million compared to the first quarter of 1996. Operating supplies and expenses were also affected by higher fuel prices and the benefit of various cost reduction efforts impacting loading and other expenses compared to the first quarter of 1996.

     Insurance and claims costs for the first quarter of 1997 significantly increased, approximately $1.5 million or 38.0%, over the first quarter of 1996 (6.4% of operating revenues as compared to 4.5% last year). The increase was relative to both past and current claims. A reassessment of our reserving and claims management practices have led to the adoption of a more conservative approach in reserving for claims coupled with a more aggressive approach to managing those claims.

     As a result of the foregoing, net loss from continuing operations increased by $49,000 or 11.9% for the first quarter of 1997 from the comparable period of 1996. Loss per share from continuing operations increased from $(.09) to $(.10) in the first quarter of 1997.


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

             There was a Form 8-A and Form 8-K filing for the quarter ended April 4, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    KLLM TRANSPORT SERVICES, INC.
                                                  (Registrant)



Date   May 19, 1997                   s/ Steven K. Bevilaqua
                                         Steven K. Bevilaqua
                                         President and
                                         Chief Executive Officer



Date   May 19, 1997                   s/ Steven L. Dutro
                                         Steven L. Dutro
                                         Vice President-Finance
                                         and Acting Chief
                                         Financial Officer


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 KLLM TRANSPORT SERVICES,INC.
                                         (Registrant)


Date      May 19, 1997           /s/ Steven K. Bevilaqua
                                     Steven K. Bevilaqua
                                     President and
                                     Chief Executive Officer



Date      May 19, 1997           /s/ Steven L. Dutro
                                     Steven L. Dutro
                                     Vice President-Finance and Acting
                                     Chief Financial Officer