Form 10-Q
period 1997-07-04
KLLM TRANSPORT SERVICES INC
filed 1997-08-18
CIK 793765

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549


                           FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934



For The Period Ended      July 4, 1997      Commission File Number 0-14759




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

         Yes  X       No





      4,355,922 Common Shares were outstanding as of July 4,
1997.

                       KLLM TRANSPORT SERVICES, INC.
                            AND SUBSIDIARIES


                                  INDEX




                                                                Page
                                                                Number



    PART I.  FINANCIAL INFORMATION:

       Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets
              July 4, 1997 (Unaudited) and January 3, 1997         1

             Consolidated Statements of Earnings (Unaudited)
              Thirteen weeks and Twenty-six weeks  ended
              July 4, 1997 and June 28, 1996                       2

             Condensed Consolidated Statements of Cash Flows
              (Unaudited) Twenty-six weeks ended July 4, 1997
               and June 28, 1996                                   3

             Notes to Condensed Consolidated Financial
              Statements (Unaudited)                               4

       Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations         5

    PART II.  OTHER INFORMATION:

       Item 6.  Exhibits and Reports on Form 8-K                   7

                     KLLM TRANSPORT SERVICES, INC
                          AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS


                                            July 4,          January 3,
                                            1997             1997
                                            -------          ---------
                                          (Unaudited)        (Note)
                                                  (In Thousands)

ASSETS
Current assets:
     Cash and cash equivalents              $2,334            $2,874
     Accounts receivable                    25,453            22,684
     Inventories - at cost                     646               891
     Prepaid expenses:
          Tires                              4,323             4,282
          Other                              2,159             1,365
     Deferred income taxes                   3,325             3,325
                                           --------           -------

               Total current assets         38,240            35,421

Property and equipment                     179,254           179,613
     Less accumulated depreciation         (62,538)          (57,738)
                                           ---------         --------
                                           116,716           121,875

Intangible assets, net - Note C                248             2,259

Other assets                                   262               339
                                           ----------        ---------

                                          $155,466          $159,894
                                          ============      ==========


                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to banks                $     --           $3,598
     Accounts payable and accrued expenses   17,726           16,414
     Current maturities of long-term debt
       and capital leases                     4,872            4,848
                                           -----------       ---------
          Total current liabilities          22,598           24,860

Long-term debt and capital leases, less
  current maturities                         48,479           49,747

Deferred income taxes                        18,787           18,787

Stockholders' equity:
     Preferred Stock, $.01 value;
     authorized 5,000,000 shares; none
     issued Common Stock, $1 par value;
     10,000,000 shares authorized;
     issued shares - 4,558,754 in 1997
     and 4,558,754 in 1996; outstanding
     shares - 4,355,922 in 1997 and
     4,344,955 in 1996.                       4,559            4,559
     Additional paid-in capital              32,865           32,811
     Retained earnings                       30,389           31,453
                                             --------         -------
                                             67,813           68,823
     Less Common Stock in Treasury,
       at cost, 202,832 shares
       in 1997 and 213,799 shares in 1996.   (2,211)          (2,323)
                                            ---------         --------
          Total stockholders' equity         65,602           66,500
                                            ---------         --------
                                           $155,466         $159,894
                                           ===========      ==========



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

                         KLLM TRANSPORT SERVICES, INC.
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                     (Unaudited)



                               Thirteen Weeks Ended    Twenty-Six Weeks Ended
                                July 4,   June 28,       July 4,   June 28,
                                 1997       1996           1997      1996
                               ---------------------   ----------------------
                                 (In Thousands, Except Per Share Amounts)

OPERATING REVENUE FROM
TRUCK LOAD OPERATIONS          $62,593    $64,267        $123,211   $125,277

OPERATING EXPENSES:
Salaries, wages and
fringe benefits                 19,050     18,471          38,143     37,067
Operating supplies
and expenses                    15,418     17,865          31,557     35,754
Insurance, claims,
taxes and licenses               3,498      3,201           7,535      6,118
Depreciation and
amortization                     5,206      5,384           10,431    11,024
Purchased transportation
and equipment rent              13,899     14,225          26,829     27,444
Other                            2,593      2,569           5,269      4,800
(Gain) loss on sale of
revenue equipment                  182       (140)            349       (344)
                                --------------------       ------------------
TOTAL OPERATING EXPENSES FROM
TRUCK LOAD OPERATIONS           59,846     61,575          120,113    121,863
                                --------------------       ------------------

OPERATING INCOME FROM TRUCK
LOAD OPERATIONS                  2,747      2,692           3,098      3,414

OPERATING REVENUE FROM RAIL
CONTAINER OPERATIONS             1,170      2,843           3,319      5,569
OPERATING EXPENSES               1,928      2,800           4,128      5,641
RESTRUCTURING CHARGE - Note C    1,906         0            1,906        0
                                -------------------        ------------------

OPERATING INCOME (LOSS) FROM
RAIL CONTAINER OPERATIONS       (2,664)       43           (2,715)      (72)

Interest and other income          (17)      (12)             (43)      (18)
Interest expense                 1,059      1,201           2,115     2,469
                                --------------------       ------------------
                                 1,042      1,189           2,072     2,451
                                --------------------       ------------------
EARNINGS (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES    (959)     1,546          (1,689)      891
Income taxes                      (350)       587            (625)      338
                                ---------------------      ------------------

NET EARNINGS (LOSS) FROM
CONTINUING OPERATIONS             (609)       959          (1,064)      553
LOSS FROM OPERATIONS OF
DISCONTINUED DIVISION
(Net of tax expense (benefits)
of $0 in 1996 and ($72) and
($179) for the 1995 thirteen
week and twenty six week periods,
respectively)INCOME (LOSS) OF
DISCONTINUED DIVISION (Net of
tax expense (benefit) of ($9)
and $4 for the thirteen-week
and twenty-six-week periods,
respectively)                       0        (14)              0         6
                               -------------------            -------------

NET EARNINGS (LOSS)             ($609)       945             ($1,064)   559
                               ====================          ===============

EARNINGS (LOSS) PER SHARE:
From Continuing Operations     ($0.14)      0.22             ($0.24)    0.13
From Operations of
Discontinued Division
From Discontinued Division        0            0                 0        0
                               --------------------          -----------------

NET EARNINGS PER COMMON SHARE  ($0.14)      0.22             ($0.24)    0.13
                               ====================          =================


See accompanying notes.

                         KLLM TRANSPORT SERVICES, INC.
                                 AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)




                                              Twenty-Six Weeks Ended
                                              July 4,         June 28,
                                                1997           1996
                                              ---------- ------------
                                                  (In Thousands)

NET CASH PROVIDED BY OPERATING
     ACTIVITIES                            $9,885          $12,889

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment     (9,890)         (8,984)
   Proceeds from disposition of equipment   4,208           2,625
                                           ---------       ---------
NET CASH FLOWS USED IN INVESTING
      ACTIVITIES                           (5,682)         (6,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options     99             427
   Net increase (decrease) in borrowings under
     revolving line of credit               2,000          (3,000)
   Repayment of long-term debt and capital
     leases                                (3,442)         (5,318)
   Net change in borrowings under working
     capital line of credit                (3,400)          2,317
NET CASH FLOWS USED IN
     FINANCING ACTIVITIES                  (4,743)         (5,574)
                                          ----------       ---------

Net Increase (Decrease)  in Cash and
     Cash Equivalents                        (540)            956
Cash and Cash Equivalents at Beginning
     Of Period                              2,874              0
                                          ----------       ----------
Cash and Cash Equivalents at End
     Of Period                             $2,334             $956
                                          ==========       ==========




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

NOTE B- FISCAL YEAR

     The Company has adopted a fiscal year-end on the Friday nearest December 31. Accordingly, the second quarter of 1997 ended on Friday, July 4, 1997.

NOTE C - RAIL CONTAINER RESTRUCTURING CHARGE

     During the quarter ended July 4, 1997 the Company completed its plan to exit the rail container market. A one-time restructuring charge of $1,906,000 was recorded for the write off of intangible assets pertaining to the rail container operation and the accrual of certain expenses related to the subleasing of rail containers and exiting this market.


NOTE D- COMMITMENTS AND CONTINGENCIES

     The Company is involved in various claims and routine litigation incidental to its business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the consolidated financial position or results of consolidated operations of the Company.

     The Company has entered into heating oil (diesel fuel) swap agreements in order to hedge its exposure to price fluctuations. At July 4, 1997, the Company had approximately 11% of its remaining 1997 anticipated fuel requirements under swap agreements which expire in January 1998. Gains and losses on such agreements are recognized in operating expenses as part of fuel cost over the hedge period.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     KLLM Transport Services, Inc.'s primary sources of liquidity are its cash flow from operations and its existing credit agreements. During the twenty-six weeks ended July 4, 1997, the Company generated $9.9 million in net cash provided from operating activities.

     Capital resources required by the Company during the first half of 1997 of $5.7 million were approximately
$.7 million less than the same period last year. This reduction is primarily a result of the Company's decision to curtail growth of the fleet and focus attention on improving utilization and profitability in the core trucking business. Net capital expenditures for the remainder of 1997, primarily for revenue equipment, are expected to be approximately
$13.9 million.

     The Company has a $50 million unsecured revolving line of credit with a syndication of banks. Borrowings of $32 million were outstanding at July 4, 1997. Under the terms of the agreement, borrowings bear interest at (i) the higher of prime rate or a rate based upon the Federal Funds Effective Rate, (ii) a rate based upon the Eurodollar rates, or (iii) an absolute interest rate as determined by each lender in the syndication under a competitive bid process at the Company's option. Facilities fees from .25 percent to  % per annum
are charged on the unused portion of this line.

     At July 4, 1997, the aggregate principal amount of the Company's outstanding long-term indebtedness was approximately $53.4 million. Of this total outstanding, $2.5 million was in the form of 10.2% notes due July 15, 1998, $14.3 million in the form of 9.11% senior notes due June 15, 2002, $32.0 million consisted of the revolving line of credit due April 7, 1999, and $4.6 million in principal was related to capital leases with varying maturities.

     Working capital needs have generally been met from net cash provided from operating activities. The
Company has $4,000,000 in an unsecured working capital line of credit with a bank, all of which was available at July
4, 1997. Interest is at a rate based upon the Eurodollar rates with facility fees at 25

% per annum on the unused
portion of the line.

     The Company anticipates that its existing credit facilities along with cash flow from operations will be sufficient to fund operating expenses, capital expenditures, and debt service.


Results of Operations

     Operating revenue from truckload operations decreased
2.6% for the second quarter of 1997 and 1.6% for the first six months of 1997 compared to the comparable periods of 1996. The decrease in truckload operating revenue in the first half of 1997 was due to a decrease in the transportation brokerage and trailer on flatcar services partially offset by an increase in truck fleet operations. Although revenue per total mile decreased by 0.2% for the second quarter and increased by 0.5% for the first half of 1997 when compared to the same period last year, revenue per mile excluding fuel surcharge increased by 0.2% for both periods. The empty mile percentage improved for both the second quarter and the first half of 1997 when compared to 1996. Average miles per truck increased by approximately 2% for both the second quarter and the first half of 1997 when compared to 1996.

     The operating ratio within the truckload operation improved from 95.8% to 95.6% for the second quarter of 1997 compared to the same period in 1996. For the first half of 1997 compared to the same period in 1996, the operating ratio within the truckload operation increased from 97.3% to 97.5%. The Company has continued to increase the use of owner-operated tractors and has decreased the company-owned fleet. This change in the mix of the fleet affects the comparability of components of operating expenses by increasing purchased transportation and decreasing wages, depreciation, and various operating supplies and expenses. Purchased transportation also reflects the significant reductions in transportation brokerage and rail operations. Driver wages were increased at the start of 1997 to offset cancellation of reimbursement of certain expenses to drivers. The effect was to increase wages and decrease operating supplies $1.2 million compared to the second quarter of 1996 and $2.3 million compared to the first half of 1996.
Operating supplies ans expenses in the second quarter were also affected by a small decrease in fuel prices and the benefit of cost reduction efforts. During the second quarter the Company closed two maintenance facilities to eliminate excess capacity.


     Insurance and claims costs which were high in the first quarter as a result of our reassessment of reserving and claims management practices were lower in the second quarter of 1997. However, insurance costs remain .5% of revenue higher in the second quarter of 1997 than the second quarter of 1996.


     Due to the quantity of equipment available in the used equipment market, the proceeds on equipment sold during the second quarter and the first half of 1997 were less per unit than anticipated resulting in a loss on the sale of revenue equipment.


     As a result of the foregoing, net income from continuing truckload operations increased by $165,000 or 18.0% for the second quarter and increased by $15,000 or 2.4% for the first half of 1997 from the comparable periods of 1996. Earnings per share from continuing truckload operations increased from $.21 to $.25 in the second quarter and from $.14 to $.15 in the first half of 1997 compared to the same periods in 1996.

     During the second quarter the Company completed its plan to exit the rail container operation because of the Company's focus on traditional truckload operations. The
Company anticipates being out of the rail container operations by the end of the third quarter of 1997 with no additional charges pertaining thereto. Operating revenue from the rail container operation was significantly less than in 1996 for both the second quarter and the first half of 1997.

Closure of the container operation has resulted in high operating costs and a restructuring charge in the second quarter of 1997. As a result the effect of the rail container operation on earnings per share was a loss of $0.39 per share for the second quarter and for the first half of 1997.


Factors Affecting Future Performance

     The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include adverse changes in demand for trucking services, availability of drivers and fuel prices. Accordingly, past performance should not be presumed to be an accurate indication of future performance.


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


     The foregoing statements contain forward-looking statements which involve risks and uncertainties and the Company's actual experience may differ materially from that discussed above. Factors that may cause such a difference include, but are not limited to, those discussed in "Factors Affecting Future Performance" as well as future events that have the effect of reducing the Company's available cash balances, such as unanticipated operating losses or capital expenditures related to possible future acquisitions. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as the date hereof. The Company assumes no obligation to update forward-looking statements.

PART II:  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     There were no Form 8-K filing  for the quarter ended
July 4, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        KLLM TRANSPORT SERVICES,INC.

                               (Registrant)

Date   August 18, 1997           s/Steven K. Bevilaqua
                                   Steven K. Bevilaqua
                                   President and Chief Executive Officer



Date   August 18, 1997


                                  s/Steven L. Dutro
                                    Steven L. Dutro
                                    Vice President-Finance and Acting
                                    Chief Financial Officer


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            KLLM TRANSPORT SERVICES, INC.

                                    (Registrant)


Date      August 18, 1997             /s/ Steven K. Bevilaqua
                                          Steven K. Bevilaqua
                                          President and
                                          Chief Executive Officer



Date      August 18, 1997            /s/ Steven L. Dutro
                                         Steven L. Dutro
                                         Vice President-Finance and Acting
                                         Chief Financial Officer
