Form 10-Q
period 1997-10-03
KLLM TRANSPORT SERVICES INC
filed 1997-11-17
CIK 793765

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549


                           FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934



For The Period Ended                      Commission File Number
    October 3, 1997                              64-0412551




                 KLLM TRANSPORT SERVICES, INC.
     (Exact name of registrant as specified in its charter)


      Delaware                                    64-0412551
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)           Identification No.)



     Post Office Box 6098
     Jackson, Mississippi                         39288
  (Address of principal executive offices)      (Zip Code)


 Registrant's telephone number, including   area code   (601) 939-2545



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months, and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X       No



 4,368,589 Common Shares were outstanding as of October 3, 1997.

                   KLLM TRANSPORT SERVICES, INC.
                        AND SUBSIDIARIES


                              INDEX


                                                                 Page
                                                                Number


    PART I.  FINANCIAL INFORMATION:

       Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets
           October 3, 1997 (Unaudited) and January 3, 1997        1

           Consolidated Statements of Earnings (Unaudited)
           Thirteen weeks and Thirty-nine weeks ended
           October 3, 1997 and  September 27, 1996                2

           Condensed Consolidated Statements of Cash Flows
           (Unaudited) Thirty-nine weeks ended October 3, 1997
           and September 27, 1996                                 3

           Notes to Condensed Consolidated Financial
           Statements (Unaudited)                                 4

       Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations          5

    PART II.  OTHER INFORMATION:

       Item 6.  Exhibits and Reports on Form 8-K                  7

                    KLLM TRANSPORT SERVICES, INC
                          AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS



                                           October 3,   January 3,
                                              1997       1997
                                           ----------   ------------
                                           (Unaudited)    (Note)
                                               (In Thousands)
                     ASSETS
Current assets:
     Cash and cash equivalents                 $0         $2,874
     Accounts receivable                   25,373         22,684
     Inventories - at cost                    693            891
     Prepaid expenses:
          Tires                             4,512          4,282
          Other                             1,208          1,365
     Deferred income taxes                  3,325          3,325
                                           -------        -------
               Total current assets        35,111         35,421

Property and equipment                    189,704        179,613
     Less accumulated depreciation        (59,342)       (57,738)
                                          --------       --------
                                          130,362        121,875

Intangible assets, net (Note C)               169          2,259

Other assets                                  232            339
                                          --------       --------
                                         $165,874       $159,894
                                         =========      =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to banks                    $0         $3,598
     Accounts payable and accrued          22,570         16,414
      expenses
     Current maturities of long-term debt
       and capital leases                   4,885          4,848
                                          ---------       --------
          Total current liabilities        27,455         24,860

Long-term debt and capital leases, less
  current maturities                       53,029         49,747

Deferred income taxes                      18,787         18,787

Stockholders' equity:
     Preferred Stock, $.01 value;
     authorized 5,000,000 shares; none
       issued
     Common Stock, $1 par value;
     10,000,000 shares authorized;
       issued shares - 4,558,754 in 1997
       and 1996, respectively;
       outstanding shares - 4,368,589 in
       1997 and 4,344,955 in 1996.          4,559          4,559
     Additional paid-in capital            32,849         32,811
     Retained earnings                     31,276         31,453
                                           -------        -------
                                           68,684         68,823
     Less Common Stock in Treasury,
       at cost, 190,165 shares in 1997
       and 213,799 in 1996.                (2,081)        (2,323)
                                           -------        -------
          Total stockholders' equity       66,603         66,500
                                           -------        -------
                                         $165,874       $159,894
                                         =========      ==========


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

                KLLM TRANSPORT SERVICES, INC.
                      AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF EARNINGS
                         (Unaudited)



                          Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                         October 3, September 27,     October 3, September 27,
                          1997        1996                1997         1996
                         ------------------------    --------------------------
                                 (In Thousands, Except Per Share Amounts)



OPERATING REVENUE FROM
TRUCK LOAD OPERATIONS     $60,127     $59,810            $183,338   $185,086

OPERATING EXPENSES:
  Salaries, wages and
    fringe benefits        18,364      17,742              56,507     54,808
  Operating supplies
    and expenses           14,784      16,237              46,341     51,991
  Insurance, claims,
    taxes and licenses      3,430       3,695              10,965      9,813
  Depreciation and
    amortization            5,426       5,492              15,857     16,516
  Purchased transportation
    and equipment rent     12,875      13,475              39,704     40,920
  Other                     2,786       2,345               8,055      7,145
  (Gain) loss on sale of
    revenue equipment        (109)      (652)                 240       (996)
                           --------------------            -------------------
TOTAL OPERATING EXPENSES
FROM TRUCK LOAD OPERATIONS 57,556     58,334              177,669    180,197
                           --------------------           --------------------


OPERATING INCOME FROM
TRUCK LOAD OPERATIONS      2,571       1,476                5,669      4,889

OPERATING REVENUE FROM
RAIL CONTAINER OPERATIONS      0       2,656                3,319      8,225
OPERATING EXPENSES             0       2,669                4,128      8,310
RESTRUCTURING CHARGE - Note C  0           0                1,906          0
                           ---------------------           --------------------

OPERATING LOSS FROM RAIL
CONTAINER OPERATIONS           0          13)              (2,715)       (85)

Interest and other income    (10)        (18)                 (53)       (37)
Interest expense           1,119       1,131                3,234      3,600
                           ---------------------           --------------------
                           1,109       1,113                3,181      3,563
                           ---------------------           --------------------
EARNINGS (LOSS) FROM
CONTINUING OPERATIONS
BEFORE INCOME TAXES        1,462         350                 (227)     1,241
Income taxes                 575         220                  (50)       558
                           ---------------------           --------------------

NET EARNINGS (LOSS) FROM
CONTINUING OPERATIONS        887         130                 (177)       683

LOSS FROM OPERATIONS OF
DISCONTINUED DIVISION
(Net of tax expense
(benefits) of $0 in 1996
and ($23) and ($202)
for the 1995 thirteen week
and thirty nine week periods,
respectively)
LOSS ON DISPOSAL OF DISCONTINUED
DIVISION
(Net of tax benefit of $31 and
$27 for the 1996 thirteen
week and thirty nine  week
periods, respectively)         0         (39)                  0         (33)
                         ------------------------         --------------------

NET EARNINGS (LOSS)         $887         $91               ($177)       $650
                         ========================         ====================


EARNINGS (LOSS) PER SHARE:
From Continuing
Operations                 $0.20       $0.03              ($0.04)      $0.16
From Disposal of
Discontinued Division       0.00       (0.01)               0.00       (0.01)
                         ------------------------         --------------------

NET EARNINGS (LOSS)
PER COMMON SHARE          $0.20        $0.02              ($0.04)      $0.15
                         ========================         ====================



See accompanying notes.

                           KLLM TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                  Thirty-Nine Weeks Ended
                                  October 3,        September 27,
                                   1997               1996
                                  ------------      --------------
                                             (In Thousands)


NET CASH PROVIDED BY OPERATING
     ACTIVITIES                   $21,856            $26,085

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchases of property and
      equipment                   (33,243)           (23,151)
   Proceeds from disposition
      of equipment                  8,579              6,358
                                  ---------          ----------
NET CASH FLOWS USED IN INVESTING
      ACTIVITIES                  (24,664)           (16,793)

CASH FLOWS FROM FINANCING
ACTIVITIES:
   Proceeds from exercise of
   stock options                      213               427
   Redemption of treasury shares        0              (854)
   Net increase in borrowings
    under revolving line of
    credit                          8,000                 0
   Repayment of long-term debt,
    capital leases, and notes
    payable to banks               (4,879)           (7,188)
   Net decrease in borrowings
    under working capital line
    of credit                      (3,400)             (514)
                                 ------------        ------------
NET CASH FLOWS  USED IN
     FINANCING ACTIVITIES             (66)           (8,129)
                                 ------------        ------------

Net Increase (Decrease)in Cash
    and Cash Equivalents           (2,874)            1,163
Cash and Cash Equivalents
    at Beginning Of Period          2,874                 0
                                 -------------       ------------
Cash and Cash Equivalents at End
     Of Period                        $0             $1,163
                                 =============       ============





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


NOTE B- FISCAL YEAR

     The Company has adopted a fiscal year-end on the Friday nearest December 31. Accordingly, the third quarter of 1997 ended on Friday, October 3, 1997.


NOTE C - RAIL CONTAINER RESTRUCTURING CHARGE

     During the second quarter of 1997 the Company completed its plan to exit the rail container market. A one-time restructuring charge of $1,906,000 was recorded for the write-off of intangible assets pertaining to the rail container operation and the accrual of certain expenses related to the subleasing of rail containers and exiting this market.


NOTE D- COMMITMENTS AND CONTINGENCIES

     The Company is involved in various claims and routine litigation incidental to its business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the consolidated financial position or results of consolidated operations of the Company.

     The Company has entered into heating oil (diesel fuel) swap agreements in order to hedge its exposure to price fluctuations. At October 3, 1997, the Company had approximately 20% of its remaining 1997 anticipated fuel requirements under swap agreements which expire in January
1998. Gains and losses on such agreements are recognized in operating expenses as part of fuel cost over the hedge period.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     KLLM Transport Services, Inc.'s primary sources of liquidity are its cash flow from operations and its existing credit agreements. During the thirty-nine weeks ended October 3, 1997, the Company generated $21.9 million in net cash from operating activities.

     Capital resources required by the Company during the first nine months of 1997 of $24.7 million were approximately $7.9 million more than the same period last year. This increase is primarily a result of accelerating the replacement of tractors in the fleet. Net capital expenditures for the remainder of 1997, primarily for revenue equipment, are expected to be approximately $7.0 million.

     The Company has a $50 million unsecured revolving line of credit with a syndication of banks. Borrowings of $38 million were outstanding at October 3, 1997. Under the terms of the agreement, borrowings bear interest at (I) the higher of prime rate or a rate based upon the Federal
Funds Effective Rate, (ii) a rate based upon the Eurodollar rates, or (iii) an absolute interest rate as determined by each lender in the syndication under a competitive bid process at the Company's option. Facilities fees from one-fourth per cent to 3/8 per center per annum are charged on the unused portion of this line.

     At October 3, 1997, the aggregate principal amount of the Company's outstanding long-term indebtedness was approximately $57.9 million. Of this total outstanding, $1.2 million was in the form of 10.2% notes due July 1998, $14.3 million in the form of 9.11% senior notes due June 2002, $38.0 million consisted of the revolving line of credit due April 1999, and $4.4 million in principal was related to capital leases with varying maturities.

     Working capital needs have generally been met from net cash provided from operating activities. The
Company has $4,000,000 in an unsecured working capital line of credit with a bank, all of which was available at October 3, 1997. Interest is at a rate based upon the Eurodollar rates with facility fees at one-fourth per cent per annum on the unused portion of the line.

     The Company anticipates that its existing credit facilities along with cash flow from operations will be sufficient to fund operating expenses, capital expenditures, and debt service.

Results of Operations

     Operating revenue from truckload operations increased
0.5% for the third quarter of 1997 and decreased 0.9% for the first nine months of 1997 compared to the comparable periods of 1996. The decrease in truckload operating revenue in the first nine months of 1997 was due to a decrease in the transportation brokerage and trailer on flatcar services partially offset by an increase in truck fleet operations. Both transportation brokerage and trailer on flatcar services are no longer in operation. A slight increase in revenue per total mile for the third quarter and for the first nine months of 1997 was partially offset by a decrease in fuel surcharges when compared to the same period last year. The empty mile percentage improved for both the third quarter and the first nine months of 1997 when compared to 1996.
Average miles per truck increased by approximately 2% for both the third quarter and the first nine months of 1997 when compared to 1996.

     The operating ratio within the truckload operation improved from 97.5% to 95.7% for the third quarter of 1997 compared to the same period in 1996. For the first nine months of 1997 compared to the same period in 1996, the operating ratio within the truckload operation improved from 97.3% to 96.9%. The Company has continued to maintain a stronger use of owner-operated tractors and fewer company-owned tractors than in 1996. This change in the mix of the fleet affects the comparability of components of operating expenses by increasing purchased transportation and decreasing wages, depreciation, and various operating supplies and expenses. Purchased transportation also reflects the significant reductions in transportation brokerage and rail operations. Driver wages were increased at the start of 1997 to offset cancellation of reimbursement of certain expenses to drivers. The effect was to increase wages and decrease operating supplies $1.0 million compared to the third quarter of 1996 and $3.3 million compared to the first nine months of 1996. Operating supplies and expenses in the third quarter were also affected by a decrease in fuel prices and the benefit of cost reduction efforts.

     Insurance and claims costs which were high in the first quarter as a result of our reassessment of reserving and claims management practices were lower in the second and third quarters of 1997. Insurance costs during the third quarter of 1997 were 7.9% less than the third quarter of 1996.

     Due to the quantity of equipment available in the used equipment market, the proceeds on equipment sold during the third quarter and the first nine months of 1997 were less per unit than anticipated resulting in a loss on the sale of revenue equipment.

     As a result of the foregoing, net income from continuing truckload operations increased by $793,000 for the third quarter and increased by $840,000 for the first nine months of 1997 from the comparable periods of 1996.
Earnings per share from continuing truckload operations increased from $.03 to $.20 in the third quarter and from $.17 to $.35 in the first nine months of 1997 compared to the same periods in 1996.

     During the second quarter the Company completed its plan to exit the rail container operation. As anticipated, the Company incurred no additional charges during the third quarter of 1997. As a result the effect of the rail container operation on earnings per share was a loss of $0.39 per share for the nine months of 1997.


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

     There were no Form 8-K filing  for the quarter ended
October 3, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    KLLM TRANSPORT SERVICES,INC.
                                    ----------------------------
                                           (Registrant)

Date   November 14, 1997            s/Steven K. Bevilaqua
                                    ----------------------------
                                    Steven K. Bevilaqua
                                    President and
                                    Chief Executive Officer



Date   November 14, 1997            s/Steven L. Dutro
                                    ----------------------------
                                    Steven L. Dutro
                                    Vice President-Finance and Acting
                                    Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 KLLM TRANSPORT SERVICES, INC.
                                 -----------------------------
                                    (Registrant)


Date      November 14, 1997      s/Steven K. Bevilaqua
                                 -----------------------------
                                 Steven K. Bevilaqua
                                 President and
                                 Chief Executive Officer



Date      November 14, 1997      /s/ Steven L. Dutro
                                 -----------------------------
                                 Steven L. Dutro
                                 Vice President-Finance and Acting
                                 Chief Financial Officer