Form 10-K
period 1998-01-02
KLLM TRANSPORT SERVICES INC
filed 1998-04-02
CIK 793765

UNITED STATES
		                SECURITIES AND EXCHANGE COMMISSION
			                    Washington, D.C. 20549

                  			             FORM 10-K
               	Annual Report Pursuant to Section 13 or 15(d) of
                    	the Securities Exchange Act of 1934

For the fiscal year   			                   Commission file number 0-14759
ended January 2, 1998

                	        KLLM TRANSPORT SERVICES, INC.
             	(Exact name of registrant as specified in its charter)

        Delaware 		                              64-0412551
---------------------------                ------------------------
(State or other jurisdiction of 	        (IRS Employer Identification No.)
incorporation or organization)


                          			135 Riverview Drive
                         Richland, Mississippi 39218
                      ------------------------------------
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

     Aggregate market value of voting stock held by nonaffiliates of the registrant as of the close of business on March 10, 1998: $48,924,224.

     The number of shares outstanding of registrant's common stock as of March 10, 1998: 4,373,115.


                	DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference:

Document						                                            Part
--------                                                  ----

Annual Report to Shareholders for year ended
  January 2, 1998	            			                          II
Definitive Proxy Statement for Annual Meeting of
  Shareholders to be held  April 21, 1998 filed with
  the Securities and Exchange Commission pursuant
  to Regulation 14A  			                                   III

Only the portions of KLLM Transport Services, Inc.'s 1997 Annual Report to Shareholders and Proxy Statement which are expressly incorporated by reference in this Annual Report on Form 10-K are deemed filed as part of this report.

                  		KLLM TRANSPORT SERVICES, INC.

                          			FORM 10-K

	                  	    TABLE OF CONTENTS

PART I								                                             PAGE

1.	Business................................................4
2.	Properties..............................................6
3.	Legal Proceedings.......................................7
4.	Submission of Matters to a Vote of
	    Security Holders......................................7

PART II

5.	Market for Registrant's Common
  	  Equity and Related Stockholder Matters................8
6.	Selected Financial Data.................................8
7.	Management's Discussion and Analysis of
  	  Financial Condition and Results of Operations.........8
8.	Financial Statements and Supplementary Data.............8
9.	Changes in and Disagreements with Accountants
  	  on Accounting and Financial Disclosure................8

PART III

10.	Directors and Executive Officers
  	  of the Registrant......................................9
11.	Executive Compensation..................................9
12.	Security Ownership of Certain Beneficial
  	  Owners and Management..................................9
13.	Certain Relationships and Related Transactions..........9

PART IV

14.	Exhibits, Financial Statement  Schedules and Reports
  	  on Form 8-K...........................................10

				PART I

Item 1.	BUSINESS.
        --------
     KLLM Transport Services, Inc. (through its wholly-owned subsidiary,
KLLM, Inc., and KLLM, Inc.'s wholly-owned subsidiaries, KLLM Maintenance, Inc., Gulf Logistics, Inc., KLLM Contract Logistics, Inc., KLLM Trading Company, and Fresh International Transportation Services, Inc., hereinafter referred to as "the Company") is an irregular-route common carrier that specializes in providing high-quality transportation service in North America. The Company primarily serves the continental United States, Canada and Mexico. The Company, a Delaware corporation, is the successor by merger to KLLM Distributing, Inc. ("KLLM Distributing"), a Mississippi corporation, incorporated in 1964. The Company owns all of the outstanding shares of KLLM, Inc., a Texas corporation, which owns (either in fee or as lessee) and operates substantially all of the Company's tractors and trailers and holds all of the operating rights presently used in the Company's business.

     The Company offers transportation services for both temperature-controlled and dry commodities. It strives to provide dependable and timely service designed to meet the specialized needs of its customers. Protective service is provided on commodities such as food, medical supplies and cosmetics. Service offerings include over-the-road long haul and regional transportation. These services are provided via the traditional over-the-road temperature-controlled freight operations with both Company-operated and owner-operated equipment and the dry-van over-the-road truckload services, which began May 1, 1995 with the acquisition of substantially all of the assets of Vernon Sawyer, Inc., a regional dry-van truckload carrier based in Bastrop, Louisiana.

     The Company currently owns (or leases) and operates substantially all of its fleet. On January 2, 1998, the Company's fleet consisted of 1,464 Company-operated tractors and 349 owner-operated tractors, 2,047 temperature-controlled trailers and 570 dry-van trailers. Capital expenditures, net of proceeds from trade-ins during 1997, were approximately $25,764,000. Net capital expenditures in 1996 were $20,153,000. Net capital expenditures in 1998 are expected to be approximately $8,000,000.


Marketing and Operations
------------------------
     KLLM specializes in providing high-quality transportation services in North America. The Company seeks customers who value its services; who need a number of trucks per week and who require dependable service in meeting schedule requirements.

     The Company's full-time staff of ten (10) salespersons, along with certain executives, is responsible for developing new accounts.
Once a customer relationship is established, the primary Company contact is an operations manager who is either dedicated to the customer or who is responsible to a geographic territory. Working from the Company's corporate headquarters in Mississippi and Louisiana, these managers contact existing customers to solicit additional business.

     The Company has driver terminal operations in Georgia, Louisiana, California, Indiana, Pennsylvania and Mississippi. Maintenance facilities are located in Mississippi, Louisiana, Texas and Georgia.

     The Company's largest 25, 10 and 5 customers accounted for approximately 63%, 49%, and 34%, respectively, of its revenue for the year ended January 2, 1998. During 1997, one customer accounted for more than 10% of the Company's revenues.

Maintenance
-----------
     The Company has a comprehensive preventive maintenance program for its tractors and trailers, which is carried out at its Jackson, Mississippi, Bastrop, Louisiana and Atlanta, Georgia facilities. The Company's policy is to purchase standardized tractors and trailers manufactured to Company specifications. Standardization enables the Company to control the cost of its spare parts inventory and streamline its preventive maintenance program.

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

Personnel
---------
     Drivers are recruited at all driver terminal locations.  On
January 2, 1998, the Company employed 1,742 drivers and had a total of 2,099 employees. None of the Company's employees is represented by a collective bargaining unit.

Competition
-----------
     The Company competes primarily with other long-haul truckload carriers and with internal shipping conducted by existing and potential customers. The Company also competes with other irregular-route long-haul truckload carriers, and to a lesser extent, the railroads, for freight loads. Although the increased competition resulting from a combination of deregulation, weak market demand, and a shortage of qualified drivers has created some pressure to reduce rates, the Company competes primarily on the basis of its quality of service and efficiency.

Trademark
---------
     The Company's service mark, the KLLM logo, is registered with the United States Patent and Trademark Office.

Seasonality
-----------
     In the freight transportation industry generally, results of operations show a seasonal pattern because customers reduce shipments during and after the winter holiday season with its attendant weather variations.
The Company's operating expenses have historically been higher in the winter months primarily due to decreased fuel efficiency and increased maintenance costs in colder weather.


ITEM 2. PROPERTIES.
        ----------
    	Until early in 1998, the Company's corporate office was situated on approximately seven acres of land and contained approximately 20,600 square feet of office space. As of March 13, 1998, that property was sold. Most of the Company's executive and administrative functions, except those that were driver-related, were housed in the corporate office. The corporate office was located in Flowood, Mississippi, a suburb of Jackson. In early 1998, all corporate office functions were moved to a facility located in Richland, Mississippi, a suburb of Jackson, which previously housed all driver-related executive and administrative functions, including safety, driver training, maintenance and driver recruiting. The Company owns a portion of the land on which this facility is located. The remainder is owned by Benjamin C. Lee, Jr. and the Estate of William J. Liles, Jr. The Company owns all of the improvements, consisting of approximately 31,200 square feet of office space and approximately 40,000 square feet of equipment repair and maintenance space. The Company has an option to purchase the Lee and Liles part of the land for $390,257. Mr. Lee and Mr. Liles' estate are principal shareholders of the Company and Mr. Lee is Chairman of the Company's Board of Directors.

    	The Company owns a maintenance and driver terminal facility near Dallas, Texas which was leased out in 1997 after maintenance and terminal operations were ceased at that facility. This facility, which consists of approximately 8,000 square feet of office space and 13,700 square feet of equipment repair and maintenance space, is located on approximately nine acres of land. That property is currently available for sale.

    	The Company also owns a maintenance and driver terminal operation in Atlanta, Georgia. This facility, which includes two buildings containing approximately 5,000 square feet of office space and 20,000 square feet of maintenance space, is located on approximately eighteen acres of land.

    	Additionally, the Company's dry-van operation in Bastrop, Louisiana is situated on 20 acres of land. The facilities located thereon include approximately 8,000 square feet of office space and 36,500 square feet of maintenance space.

    	The remaining driver terminal facilities are leased by the Company pursuant to various short-term leases.


ITEM 3. LEGAL PROCEEDINGS.
        -----------------
    	The Company is involved in various claims and routine litigation incidental to its business. Although the amount of ultimate liability, if any, with respect to these matters cannot be determined, management believes that these matters will not have a materially adverse effect on the Company's consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ---------------------------------------------------
Not applicable.

PART II


Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
        ---------------------------------------------------------------------
     	"Market and Dividend Information" on page 7 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference in response to this item.

Item 6.	SELECTED FINANCIAL DATA.
        -----------------------
    	"Selected Financial and Operating Data" on page 6 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference in response to this item.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
        -----------------------------------------------------------------
        FINANCIAL CONDITION.
        -------------------
    	"Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 8-12 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference in response to this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
        -------------------------------------------
    	The Report of Independent Auditors and the consolidated financial statements included on pages 13-24 of the Company's 1997 Annual Report to Shareholders are incorporated herein by reference in response to this item.

    	"Selected Quarterly Data (Unaudited)" on page 7 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference in response to this item.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE.
        --------------------
        None.


PART III

Item 10.	 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          --------------------------------------------------
    	The information under the caption, "Election of Directors--Nominees for Director," of the Company's definitive proxy statement for its scheduled April 21, 1998 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference in response to this item.

    	The information under the caption, "Election of Directors-- Management," of the Company's definitive proxy statement for its scheduled April 21, 1998 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference in response to this item.

    	The information under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement for its scheduled April 21, 1998 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference in response to this item.

Item 11.	EXECUTIVE COMPENSATION.
         ----------------------
    	The information under the captions, "Executive Compensation; Director Compensation; Compensation Committee Report on Executive Compensation; Compensation Committee Interlocks and Insider Participation; Stock Option Plan; Employee Stock Purchase Plan ("ESPP") and Performance Graph" of the Company's definitive proxy statement for its scheduled
April 21, 1998 Annual Meeting of Shareholders filed with the Securities Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference in response to this item.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------
    	The information under the caption "Election of Directors--Stock Ownership," of the Company's definitive proxy statement for its scheduled April 21, 1998 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference in response to this item.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------
    	The information contained in the section titled "Certain
Transactions" on page 5 of the Company's definitive proxy statement for its scheduled April 21, 1998 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference in response to this item.

PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
         ---------------------------------------------------------------
        	a.	The following documents are filed, as part of this
report or incorporated by reference herein:

            1. Financial Statements

		            	The following consolidated financial statements
		          of the Company and its subsidiaries, included in the Company's Annual Report, are incorporated by reference
          		in Item 8:

                			Consolidated Balance Sheets-January 3, 1997 and
     			             January 2, 1998.
                			Consolidated Statements of Operations--Years ended
                			  December 29, 1995, January 3, 1997 and
                			  January 2, 1998.
                			Consolidated Statements of Stockholders' Equity--
                			  Years ended December 29, 1995, January 3, 1997
                			  and January 2, 1998.
                			Consolidated Statements of Cash Flows--Years ended
                			  December 29, 1995, January 3, 1997 and
                			  January 2, 1998.
                			Notes to Consolidated Financial Statements

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

         		3.	Listing of Exhibits

           			(i)  Exhibits filed pursuant to Item 601 of
                			Regulation S-K

      Exhibit Number	         Description

         3.1			               Bylaws of Registrant 1
         3.2			               Certificate of Incorporation (as amended) 2
        10.1			               Amended & Restated Stock Option Plan 3
        10.2			               KLLM, Inc. Retirement Plan and Trust
                              (as amended) 4
        10.3			               1986 Lease with Mr. Lee and Mr. Liles
                              Covering Corporate Headquarters 1
        10.4			               Employee Stock Purchase Plan (as amended) 5
        10.5			               Options granted to Mr. Young and Dr. Neely 6


-----------------------

       	1	Incorporated herein by reference to Registrant's Registration
		        Statement on Form S-1 as filed on July 2, 1986 (Registration
        		No. 33-5881, File No. 0-14759).

        2	Incorporated herein by reference to Registrant's Annual Report
         	on Form 10-K for the year ended January 1, 1989 (File No.
        		0-14759).

        3	Incorporated herein by reference to Registrant's Annual Report
        		on Form 10-K for the year ended December 31, 1989 (File No.
        		0-14759).

        4	Incorporated herein by reference to Registrant's Annual Report
        		on Form 10-K for the year ended December 31, 1991 (File No.
        		0-14759).

        5	Incorporated herein by reference from Fourth Post-Effective
        		Amendment to Registration Statement on Form S-8 as filed on
        		November 30, 1990 (Registration No. 33-14545).

        6	Incorporated herein by reference to Registrant's Annual Report
        		on Form 10-K for the year ended December 31, 1987 (File No.
        		0-14759).



    Exhibit Number		   Description

    10.6		             First Amendment to Options granted to Mr. Young and
                       Dr. 	Neely 7
    10.7		             KLLM, Inc. Cafeteria Plan 7
    10.8		             KLLM Maintenance, Inc. Retirement Plan and Trust
                       Agreement 7
    10.9		             Option to purchase real property on which terminal
                       facility is located from Messrs. Liles and Lee 4
    10.10		            Stock Purchase Agreement by and between KLLM, Inc.
                       and Fresh International Corp. 8
    10.11		            Revolving Credit Agreement by and among KLLM, Inc.,
                     		NationsBank of Georgia, National Association, The
                       First National Bank of Chicago, Deposit Guaranty
                       National Bank, and ABN Amro Bank, N.V. 8
    10.12              Employment Agreement between KLLM Transport Services,
                       Inc.	and Steven K. Bevilaqua 9
    10.13		            Options granted to Steven K. Bevilaqua 9
    10.14		            Asset Purchase Agreement by and	among Vernon Sawyer,
                       Inc. and Vernon and Nancy Sawyer as Sellers and
                       KLLM, Inc. as Purchaser (schedules furnished upon
                       request) 9


-------------------

	       7	Incorporated herein by reference to Registrant's Annual
		        Report on Form 10-K for the year ended December 31, 1990
      		  (File No. 0-14759).

        8	Incorporated herein by reference to Registrant's Annual
        		Report on Form 10-K for the year ended December 30, 1994 (File No. 0-14759).

        9	Incorporated herein by reference to Registrant's Annual
        		Report on Form 10-K for the year ended December 29, 1995
         	(File No. 0-14759).





   Exhibit Number		         Description

   10.15		                  1996 Stock Option Plan 10
   10.16		                  Amended and Restated 1996 Stock
                          		Purchase Plan 10
   10.17		                  1998 Non-Employee Director Stock
                          		Compensation Plan
   10.18		                  Stockholder Protection Rights Agree-
                          		ment dated February 13, 1997 between
                          		KLLM Transport Services, Inc. and
                          		KeyCorp Shareholder Services, Inc.,
                          		as Rights Agent 11
    13		                    1997 Annual Report (only portions
                          		incorporated by reference are deemed filed)
    21		                    List of Subsidiaries of the Registrant 8
    23		                    Consent of Ernst & Young LLP
    27		                    Financial Data Schedule


(b)	Reports on Form 8-K filed in the fourth quarter of 1997: None

(c)	Exhibits--The response to this portion of Item 14 is submitted
   	as a separate section of this report.

(d)	Financial Statements Schedules--The response to this portion
  	of Item 14 is submitted as a separate section of this report.




--------------------

     10 Incorportated herein by reference to Registrant's Annual Report on Form 10-K for the year ended January 3, 1997
          (File No. 0-14759).

     11   Incorporated herein by reference to Registrant's Form
          8-A12G\A as filed on February 24, 1997 (File No. 001-12751).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

KLLM TRANSPORT SERVICES, INC.

Date:    March 31, 1998       	By:    /s/ Steven K. Bevilaqua
                                 ----------------------------
                       				      Steven K. Bevilaqua
                             				President, Chief Executive Officer and
                            			 	Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:     March 31, 1998       	     /s/ Benjamin C. Lee, Jr.
                                   ------------------------------
                              					Benjamin C. Lee, Jr.
                               				Chairman of the Board of Directors



Date:     March 31, 1998       	      /s/ Steven K. Bevilaqua
                                   ------------------------------
                              					Steven K. Bevilaqua
                            	   			President, Chief Executive Officer and
                               				Director


Date:     March 31, 1998       	      /s/ James Leon Young
                                   -------------------------------
                              					James Leon Young
                               				Secretary and Director


Date:     March 31, 1998       	      /s/ Walter P. Neely
                                   -------------------------------
                              					Walter P. Neely
                           					   Director

Date:      March 31, 1998    	        /s/ Leland R. Speed
                                   -------------------------------
                             					 Leland R. Speed
                          					    Director


Date:                              --------------------------------
                          				    	C. Tom Clowe, Jr.
                          					    Director



Date:     March 31, 1998       	        /s/ Steven L. Dutro
                                   ---------------------------------
                            				   Steven L. Dutro
                            				   Chief Financial Officer





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

                  			KLLM TRANSPORT SERVICES, INC. EMPLOYEE
			                  STOCK PURCHASE PLAN
                  			and
                  			KLLM TRANSPORT SERVICES, INC. 1996 STOCK
                  			PURCHASE PLAN



Date: March 31, 1998    	By: /s/ Steven K. Bevilaqua
                      ------------------------------
                   		Steven K. Bevilaqua
         	          	President, Chief Executive Officer and
                   		Director




                                	ITEM 14(a)(2) and (c)
                          	FINANCIAL STATEMENT SCHEDULES


                  KLLM TRANSPORT SERVICES, INC. and SUBSIDIARIES
                 SCHEDULE II - VALUATION and QUALIFYING ACCOUNTS
         Years Ended December 29, 1995, January 3, 1997, and January 2, 1998

                         BALANCE AT     CHARGED TO    WRITE-OFF BALANCE AT
                         BEGINNING      COST AND         OF        END
DESCRIPTION              OF PERIOD      EXPENSES      ACCOUNTS   OF PERIOD
(In Thousands)
---------------          ----------     ----------    ---------  ----------
Accounts Receivable
Allowance:
  Year ended
  December 29, 1995      $147           $1,239          $907       $479
  Year ended
  January 3, 1997        $479          $   520          $317       $682
  Year ended
  January 2, 1998        $682          $   335          $128       $889


                                	EXHIBIT INDEX
Exhibit Number   	       Description	                                Page
---------------          -----------                                 ----
3.1	                     Bylaws of Registrant 1
3.2	                     Certificate of Incorporation
                         (as amended) 2
10.1	                    Amended and Restated Stock
                         Option Plan 3
10.2	                    KLLM, Inc. Retirement Plan and
                         Trust (as amended) 4
10.3	                    1986 Lease with Mr. Lee and
                         Mr. Liles Covering Corporate
                         Headquarters 1
10.4	                    Employee Stock Purchase
                         Plan (as amended) 5
10.5	                    Options granted to Mr. Young
                         and Dr. Neely 6


-----------------------------

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

   6 Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-14759).



                                 EXHIBIT INDEX
Exhibit Number     Description                                    Page
--------------     -----------                                    ----
10.6	              First Amendment to Options granted
                   to Mr. Young and Dr. Neely 7
10.7	              KLLM, Inc. Cafeteria Plan 7
10.8	              KLLM Maintenance, Inc. Retirement
                   Plan and Trust Agreement 7
10.9	              Option to purchase real property
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

-------------------------------

    7 Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-14759).

    8 Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 30, 1994 (File No. 0-14759).

    9 Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 29, 1995 (File No. 0-14759).



                                    EXHIBIT INDEX
Exhibit Number     Description                                     Page
--------------     -----------                                     ----
                   Inc. as Purchaser (schedules furnished
                   upon request) 9
10.15              1996 Stock Option Plan10
10.16              Amended and Restated 1996 Stock Purchase Plan10
10.17              1998 Non-Employee Director Stock Compensation Plan
10.18              Stockholder Protection Rights Agreement dated
                   February 13, 1997 between KLLM Transport Services,
                   Inc. and KeyCorp Shareholder Services, Inc., as
                   Rights Agent11
13	                1997 Annual Report (Only portions
                   incorporated by reference are
                   deemed filed)
21	                List of Subsidiaries of the Registrant 8
23	                Consent of Ernst & Young LLP
27                 Financial Data Schedule


------------------


10	            Incorporated herein by reference to Registrant's Annual
               Report on Form 10-K for the year ended January 3, 1997
               (File No. 0-14759).

11	            Incorporated herein by reference to Registrant's Form
               8-A12G\A as filed on February 24, 1997 (File No. 001-12751).