Form 10-Q
period 1998-04-03
KLLM TRANSPORT SERVICES INC
filed 1998-05-01
CIK 793765

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549


                           FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934



For The Period Ended  April 3, 1998       Commission File Number 0-14759




                 KLLM TRANSPORT SERVICES, INC.
     (Exact name of registrant as specified in its charter)


           Delaware                                 64-0412551
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)              Identification No.)



       135 Riverview Drive
      Richland, Mississippi                            39218
  (Address of principal executive offices)           (Zip Code)


 Registrant's telephone number, including area code  (601) 939-2545



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding
12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               							    Yes  X       No



4,373,115 Common Shares were outstanding as of April 3, 1998.


                       KLLM TRANSPORT SERVICES, INC.
                        					AND SUBSIDIARIES


                                  INDEX




                                                       		     Page
                                                   						    Number



PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets
     April 3, 1998 (Unaudited) and January 2, 1998       			    1

    Consolidated Statements of Earnings (Unaudited)
     Thirteen weeks ended April 3, 1998 andApril 4, 1997      		2

    Condensed Consolidated Statements of Cash Flows (Unaudited)
     Thirteen weeks ended April 3, 1998 and April 4, 1997       3

    Notes to Condensed Consolidated Financial Statements
     (Unaudited)                                                4

Item 2.  Management's Discussion and Analysis of
		Financial Condition and Results of Operations                 5

PART II.  OTHER INFORMATION:

       Item 6.  Exhibits and Reports on Form 8-K                7





                    KLLM TRANSPORT SERVICES, INC
                        AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS



                                      					 April 3,         January 2,
                                       					1998          		 1998
                                           -----------      -----------
                    					                  (Unaudited)       (Note)
                                           						(In Thousands)

                    					ASSETS
Current assets:
     Cash and cash equivalents        	      $707         		  $670
     Accounts receivable              	    20,988          	20,824
     Inventories - at cost           	        580          	   635
     Prepaid expenses:
          Tires                       	     2,899            2,885
          Other                        	    2,110            2,494
     Assets held for sale             	     1,530            3,383
     Deferred income taxes         		       5,413            5,413
                                      		------------	      ----------
               Total current assets  	     34,227           36,304

Property and equipment                	   133,688          137,216
     Less accumulated depreciation    	   (30,294)         (29,276)
                                 							------------     		----------
                                   				   103,394          107,940

Intangible assets, net                     		  11          	    90

Other assets                              			 169              201
                                 							------------      		--------

                                   				  $137,801         $144,535
                                 							============	     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable to banks            	  $1,190           	    $0
     Accounts payable and accrued
        expenses                				   	  12,304            15,912
     Accrued claims expense           	   14,784            13,913
     Current maturities of long-term
        debt and capital leases  	         4,911             4,898
                                  						------------		      ----------
       Total current liabilities   	      33,189            34,723

Long-term debt and capital leases,
less current maturities                	  38,620         			44,826

Deferred income taxes                  	  12,875           	12,875

Stockholders' equity:
     Preferred Stock, $.01 value;
authorized 5,000,000 shares; none
issued Common Stock, $1 par value;
10,000,000 shares authorized;
issued shares - 4,558,754 in 1998
and 1997; outstanding shares -
 4,373,115 in 1998 and 1997.               4,559              4,559
     Additional paid-in capital           32,854      	      32,854
     Retained earnings                    17,739            	16,733
                                							----------        			--------
                                    				  55,152            	54,146
Less Common Stock in Treasury,
at cost, 185,639 shares
      in 1998 and 1997                   (2,035)          		(2,035)
                                							----------        			---------
          Total stockholders' equity    	 53,117           		52,111
                                							----------	        		---------
                                			     $137,801      	    $144,535
                                							==========	   	     ===========


Note: The balance sheet at January 2, 1998 has been derived from the audited financial statements at the date indicated, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.



                      KLLM TRANSPORT SERVICES, INC.
                           AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)




                                          							 Thirteen Weeks Ended
      							                                      April 3,    April 4,
         							                                   1998        1997
                                         								------------------------
                              					  (In Thousands, Except Per Share Amounts)

OPERATING REVENUE FROM TRUCK LOAD
OPERATIONS                                 						  $59,190    $60,618

OPERATING EXPENSES:
  Salaries, wages and
    fringe benefits                          				   19,756     19,093
  Operating supplies
    and expenses          				                      14,331     16,139
  Insurance, claims,
    taxes and licenses                        			    3,250      4,037
  Depreciation and
    amortization                             				    4,660      5,225
  Purchased transportation
    and equipment rent         			                  12,736     12,930
  Other      				                              		    2,729      2,676
  (Gain) loss on sale of
    revenue equipment          				                    (2)        167
                                        								-----------------------
    TOTAL OPERATING EXPENSES FROM TRUCK
 LOAD OPERATIONS                         		         57,460     60,267

    OPERATING INCOME FROM TRUCK LOAD OPERATIONS      1,730        351

OPERATING REVENUE FROM RAIL CONTAINER OPERATIONS         0      2,149
OPERATING EXPENSES        					                          0      2,200
                                        								-----------------------

    OPERATING INCOME (LOSS) FROM RAIL CONTAINER
 OPERATIONS                                       					  0        (51)

Interest and other income                      		     (907)       (26)
Interest expense          				                        	956      1,056
                                        								-----------------------
                                               								 49      1,030
                                        								-----------------------
EARNINGS (LOSS) BEFORE INCOME TAXES             	    1,681       (730)
Income taxes                                     						675       (275)
                                        								-----------------------

NET EARNINGS (LOSS)                          				   $1,006      ($455)
                                        								=======================
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON
SHARE               					                           $ 0.23     ($0.10)
                                         							=======================

See accompanying notes.

                       KLLM TRANSPORT SERVICES, INC.
                          AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                       				  Thirteen Weeks Ended
                                  				       April 3,   April 4,
                         			              	  1998     		1997
                                    								 ------------------------
                                          		     (In Thousands)



NET CASH PROVIDED BY OPERATING
     ACTIVITIES                          		  $2,276       $1,625

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment   		   (420)         (774)
   Proceeds from disposition of property,
   equipment and assets held for sale        3,184           367
                                    								---------	   --------
NET CASH FLOWS PROVIDED BY (USED IN)
INVESTING ACTIVITIES                     		  2,764          (407)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options       0            99
   Net decrease in borrowings
     under revolving line of credit         (6,000)       (1,879)
   Repayment of long-term debt and capital
     leases                              		   (193)         (312)
   Net change in borrowings under working
     capital line of credit                  1,190        (2,000)
                                    								---------	   --------
NET CASH FLOWS USED IN
     FINANCING ACTIVITIES                   (5,003)       (4,092)
                                     							---------	   --------

Net Increase (Decrease)  in Cash and
     Cash Equivalents                     	     37        (2,874)
Cash and Cash Equivalents at Beginning
     Of Period                           		    670         2,874
                                    								---------	   --------
Cash and Cash Equivalents at End
     Of Period                           		   $707      		 $0
                                    								=========	   ========


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

     As of January 3, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130,
Reporting Comprehensive Income. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's consolidated net income or shareholders' equity. Statement No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were required to be reported separately in shareholders' equity, to be included in other comprehensive income. The Company has no available-for-sale securities or foreign currency translation adjustments; therefore, no disclosure is necessary for the first quarter of 1998.

     In March 1998, the American Institute of Certified
Public Accountants issued Statement of Position (SOP)
98-1, Accounting For the Costs of Computer Software
Developed For or Obtained For Internal-Use. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998 and restatement of previously issued annual financial statements or adoption by cumulative catch-up adjustment is prohibited. The Company has elected early adoption of SOP 98-1 for its fiscal year beginning January 3, 1998. The SOP requires the capitalization of certain costs incurred after the date of adoption. The Company incurred no such costs in the first quarter of 1998.


NOTE B- FISCAL YEAR

     The Company has adopted a fiscal year-end on the Friday nearest December 31. Accordingly, the first quarter of 1998 ended on Friday, April 3, 1998.


NOTE C- COMMITMENTS AND CONTINGENCIES

     The Company is involved in various claims and routine litigation incidental to its business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the consolidated financial position or results of consolidated operations of the Company.

     The Company has entered into heating oil (diesel fuel) swap agreements in order to hedge its exposure to price fluctuations. At April 3, 1998, the Company had approximately 10.6% of its remaining 1998 anticipated fuel requirements and less than 1% of its 1999 anticipated fuel requirements under swap agreements which expire in January, 1999. Gains and losses on hedging contracts are recognized in operating expenses as part of the fuel cost over the hedge period.


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     KLLM Transport Services, Inc.'s primary sources of liquidity are its cash flow from operations and its existing credit agreements. During the thirteen weeks ended April 3, 1998, the Company generated $2.3 million in net cash provided from operating activities.

     As a result of the Company's decision to consolidate the corporate office and terminal operations under one roof in Jackson, MS, the sale of the corporate office building was finalized in March 1998. The sale generated
$3.2 million, thus, providing additional liquidity to the Company. During the first quarter of 1998, net capital resources provided by the Company were approximately $2.8 million. During the same period last year, capital resources required by the Company were approximately $0.4 million. Net capital expenditures for the remainder of 1998, primarily for revenue equipment, are expected to be approximately $9.9 million.

     The Company has a $50,000,000 unsecured revolving line of credit with a syndication of banks. Borrowings of $24,000,000 were outstanding at April 3, 1998. Under the terms of the agreement, borrowings bear interest at (i) the higher of prime rate or a rate based upon the Federal Funds Effective Rate, (ii) a rate based upon the Eurodollar rates, or (iii) an absolute interest rate as determined by each lender in the syndication under a competitive bid process at the Company's option. Facilities fees from 1/5% to 3/8% per annum are charged on the unused portion of this line.

     At April 3, 1998, the aggregate principal amount of the Company's outstanding long-term indebtedness was approximately $43.5 million. Of this total outstanding, $1.2 million was in the form of 10.7% notes due July 15, 1998, $14.3 million in the form of 9.61% senior notes due June 15, 2002, $24.0 million consisted of the revolving line of credit due April 7, 1999, and $4.0 million principal was relative to capital leases with varying maturities.

     Working capital needs have generally been met from net cash provided from operating activities. The Company has $4,000,000 in an unsecured working capital line of credit with a bank, $2,810,000 of which was available at April 3, 1998. Interest is at a rate based upon the Eurodollar rates with facility fees at 1/4% per annum on the unused portion of the line.

     The Company anticipates that its existing credit facilities along with cash flow from operations will be sufficient to fund operating expenses, capital expenditures, and debt service.


Results of Operations

     Operating revenue for the first quarter of 1998 decreased 2.4% over the comparable period of 1997. The decrease in operating revenue in the first quarter consisted of a 3.1% decrease from the Company's traditional over-the-road temperature-controlled freight services, net of a 1.0% decrease resulting from rail non-container operations, and a 1.7% increase from the dry-van over-the-road truckload division. The average revenue per mile excluding fuel surcharges increased from $1.114 to $1.120 for the first quarter of 1998 as compared to the same period in 1997. In 1997, fuel surcharges increased revenue by $0.012 per mile.

     The operating ratio decreased from 99.4% to 97.1% for the first quarter of 1998 compared to the same period in 1997. The significant reduction in the operating ratio of 2.3% was achieved via significant reductions in the cost structure of the Company throughout 1997 which have resulted in solid improvements in the operations. Salaries increased $663,000 in the first quarter of 1998 as compared to the same period in 1997 primarily as a result of increases in driver compensation ($1,485,000) as the Company continued to address the challenge of attracting and retaining qualified drivers. Wages for administrative and maintenance staff were reduced by $822,000 during the first quarter of 1998 as compared with the same period in 1997. Operating supplies decreased $1,808,000 due to lower fuel prices
(approximately $1,239,000) and the application of aggressive cost management practices. Insurance, taxes and licenses decreased by $787,000 primarily as a result of the adoption during the first quarter of 1997 of a more conservative approach in reserving for claims coupled with a more aggressive approach to managing those claims. Depreciation and amortization decreased by $565,000 due to the second quarter
1997 write-off of intangible assets within the restructuring charge relative to exiting the rail container business and the fourth quarter 1997 special charge to recognize an impairment in value of the Company's 48-foot temperature-controlled trailers. Purchased transportation and equipment rent remained fairly constant with the prior year first quarter. Other expenses grew only slightly (approximately
$53,000); however, of that amount, there was an increase of $367,000 related to advertising for and recruiting of drivers. The difference of $314,000 came about as a result of the application of aggressive cost management practices in a variety of areas.

     In the first quarter of 1998, the Company recognized an improvement of $169,000 regarding gains and losses on the disposition of its revenue equipment as compared to the same period in 1997. The Company realized a net gain of $2,000 in the first quarter of 1998 as compared to a net loss of $167,000 in 1997.

     As a result of the foregoing, income from truckload operations increased by $1,379,000 or 392.5% for the first quarter of 1998 from the comparable period of 1997.

     Other income increased $881,000 during the first quarter of 1998 as compared to the same period in 1997 primarily as a result of the previously discussed sale of the corporate office building. The Company realized a gain on disposition of $1,058,000 and associated relocation expenses of $200,000.

     Net income for the first quarter of 1998 of $1,006,000 is $1,461,000 greater than the same period in 1997, which was a net loss of $455,000. Basic and diluted earnings(loss) per share increased from $(.10) to $.23 in the first quarter of 1998 as compared to the same period in 1997.


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

             There were no Form 8-K filings for the quarter ended April 3, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       KLLM TRANSPORT SERVICES,INC.

                       (Registrant)

Date   May 1, 1998     /s/ Steven K. Bevilaqua
                       Steven K.Bevilaqua
                       President and Chief Executive Officer



Date   May 1, 1998     /s/ Steven L. Dutro
                       Steven L. Dutro
                       Chief Financial Officer



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   KLLM TRANSPORT SERVICES, INC.
                                   (Registrant)

Date      May 1, 1998              /s/ Steven K. Bevilaqua

                                   Steven K. Bevilaqua
                                   President and
                         					     Chief Executive Officer



Date      May 1, 1998              /s/ Steven L. Dutro

                                   Steven L. Dutro
                                   Chief Financial Officer
