Form 10-Q
period 1998-07-03
KLLM TRANSPORT SERVICES INC
filed 1998-08-14
CIK 793765

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549


                              FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934



For The Period Ended                  Commission File Number
    July 3, 1998                           0-14759




                    KLLM TRANSPORT SERVICES, INC.
        (Exact name of registrant as specified in its charter)


  Delaware                                      64-0412551
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)



                       135 Riverview Drive
                     Richland, Mississippi            39218
            (Address of principal executive offices) (Zip Code)


 Registrant's telephone number, including area code     (601) 939-2545



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been  subject to such filing requirements for the past 90 days.

   Yes X       No



      4,374,473 Common Shares were outstanding as of July 3, 1998.



                        KLLM TRANSPORT SERVICES, INC.
                               AND SUBSIDIARIES


                                    INDEX



                                         	                   Page

                                    				            	       Number



    PART I.  FINANCIAL INFORMATION:

       Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         July 3, 1998 (Unaudited) and January 2, 1998          1

         Consolidated Statements of Earnings (Unaudited)
         Thirteen weeks and Twenty-six weeks ended July 3,
         1998 and July 4, 1997                                 2


         Condensed Consolidated Statements of Cash Flows
         (Unaudited)Twenty-six weeks ended July 3, 1998
         and July 4, 1997     	                                3

         Notes to Condensed Consolidated Financial
         Statements(Unaudited)                                 4

       Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations         5

    PART II.  OTHER INFORMATION:

       Item 6.  Exhibits and Reports on Form 8-K               7





                  KLLM TRANSPORT SERVICES, INC
                        AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS



                                          July 3		January 2,
                                          1998		 	1998
                                         ---------		----------
                                        (Unaudited)  (Note)
                                           (In Thousands)
ASSETS

Current assets:

      Cash and cash equivalents			          $1,006		$  670
      Accounts receivable, net		           	21,019 	20,824
      Inventories - at cost				                613		   635
      Prepaid expenses:
          Tires						                        3,083		 2,885
          Other					                       	 1,524		 2,494
      Assets held for sale				               1,530		 3,383
      Deferred income taxes				              5,413		 5,413
                                    						---------		----------
               Total current assets	      		34,188		36,304

Property and equipment		            		     134,410 137,216
     Less accumulated depreciation 		      (32,025)(29,276)
                                   							---------	----------
                                           102,385 107,940

Intangible assets, net 		                			     0		    90

Other assets                          						   137		   201
                                    						---------		----------

                                          $136,710   $144,535
                                        ===========	 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and
     accrued expenses                     	$14,188		$15,912
     Accrued claims expense				             14,831		 13,913
     Current maturities of long-term debt
       and capital leases				                7,021		  4,898
                                 								---------		----------
          Total current liabilities     			 36,040		 34,723


Long-term debt and capital leases, less
  current maturities	                  				 33,457		 44,826

Deferred income taxes	                 				 12,875		 12,875

Stockholders' equity:
     Preferred Stock, $.01 value;
     authorized 5,000,000 shares; none
     issued
     Common Stock, $1 par value;
     10,000,000 shares authorized;
       issued shares - 4,558,754 in 1998
 and 1997;outstanding shares - 4,374,473
 in 1998 and 4,373,155 in 1997		            4,559		  4,559
     Additional paid-in capital			         32,857		 32,854
     Retained earnings				               	 18,943		 16,733
                                       ----------		----------
                                           56,359		 54,146
     Less Common Stock in Treasury,
     at cost, 184,281 shares
     in 1998 and 185,639 shares in 1997		 (2,021)		 (2,035)
                               								----------		----------
          Total stockholders' equity   		 54,338		 52,111
                                 						----------		----------
                                        $136,710  $144,535
                                      	==========		==========

Note: The balance sheet at January 2, 1998 has been derived from the audited financial statements at the date indicated, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                     KLLM TRANSPORT SERVICES, INC.
                         AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)




                                Thirteen Weeks Ended	Twenty-Six Weeks Ended
                                July 3	July 4	        July 3	July 4,
                                1998  		1997		        1998 		1997
                                --------------------	----------------------
                                   (In Thousands, Except Per Share Amounts)


OPERATING REVENUE FROM
TRUCK LOAD OPERATIONS	         $60,113 	$62,593      	$119,303 	$123,211

OPERATING EXPENSES:
  Salaries, wages and
    fringe benefits		           18,081 	 19,050      	  37,837	  38,143
  Operating supplies
    and expenses			             14,514 	 15,418      	  28,845	  31,557
  Insurance, claims,
    taxes and licenses	       	  3,938 	  3,498	         7,188	   7,535
  Depreciation and
    amortization		            	  4,514 	  5,206      	   9,174	  10,431
  Purchased transportation
    and equipment rent		        13,431 	 13,899	        26,167	  26,829
  Other                    				  2,985 	  2,593      	   5,714	   5,269
  (Gain) loss on sale of
    revenue equipment		           (205)	    182	          (207)	    349
                          					--------------------	----------------------
  TOTAL OPERATING EXPENSES
  FROM TRUCK LOAD OPERATIONS    57,258 	 59,846      	 114,718	 120,113
                           				--------------------	----------------------


 OPERATING INCOME FROM
 TRUCK LOAD OPERATIONS	       	  2,855	  2,747	          4,585	   3,098

OPERATING REVENUE FROM
RAIL CONTAINER OPERATIONS	          	0	  1,170	            	 0	   3,319
OPERATING EXPENSES		                	0	  1,928            		 0	   4,128
RESTRUCTURING CHARGE - Note C		      0	  1,906           	 	 0	   1,906
                           				--------------------	 ----------------------

 OPERATING INCOME (LOSS)
 FROM RAIL CONTAINER OPERATIONS	     0	 (2,664)           		 0	  (2,715)

Interest and other income	         (19)    (17)      	    (926)     (43)
Interest expense	            		    870	  1,059       	   1,826	   2,115
                          					--------------------	 ----------------------
                                   851	  1,042	            900	   2,072
                               -------------------- 	----------------------

EARNINGS (LOSS) BEFORE
INCOME TAXES	                		  2,004	   (959)	         3,685	  (1,689)
Income taxes		                	    800	   (350)      	   1,475	    (625)
                         					--------------------	----------------------

NET EARNINGS (LOSS)          		 $1,204	  ($609)	        $2,210	 ($1,064)

BASIC AND DILUTED EARNINGS
(LOSS) PER COMMON SHARE      		  $0.28	 ($0.14)      	   $0.51	  ($0.24)



See accompanying notes.

                       KLLM TRANSPORT SERVICES, INC.
                           AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                        Twenty-Six Weeks Ended
                                        July 3	          July 4,
                                        1998           		1997
                                        ----------  -----------
                                          (In Thousands)


NET CASH PROVIDED BY OPERATING
     ACTIVITIES	                    		  	$10,241         	$9,885

CASH FLOWS FROM INVESTING
ACTIVITIES:
   Purchases of property and equipment 		 (5,673)	        (9,890)
   Proceeds from disposition of property,
   equipment and assets held for sale		    5,014	          4,208
                                  								---------  	-----------

NET CASH FLOWS USED IN INVESTING
      ACTIVITIES						                      (659)        	(5,682)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options	   	0         	    99
   Net increase (decrease) in borrowings
   under revolving line of credit     			 (6,000)	         2,000
   Repayment of long-term debt and capital
     leases				                       			 (3,246)        	(3,442)
   Net change in borrowings under working
     capital line of credit					               0	         (3,400)
                                   							---------  	-----------
NET CASH FLOWS USED IN
     FINANCING ACTIVITIES            				 (9,246)        	(4,743)
                                  								---------  	-----------
Net Increase (Decrease)in Cash and
     Cash Equivalents					                   336	           (540)
Cash and Cash Equivalents at Beginning
     Of Period						                         670         	 2,874
                                  								---------  	-----------
Cash and Cash Equivalents at End
     Of Period					                     	 $1,006         	$2,334
                                  								=========  	===========


NONCASH FINANCING ACTIVITIES
   Common stock issued for services	   		   $17




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

                 As of January 3, 1998, the Company adopted
        Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's consolidated net income or shareholders' equity. Statement No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were required to be reported separately in shareholders' equity, to be included in other comprehensive income. The Company has no available-for-sale securities or foreign currency translation adjustments; therefore, no disclosure is necessary for the second quarter of 1998.

                 In March 1998, the American Institute of
        Certified Public Accountants issued Statement of
        Position (SOP) 98-1, Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998 and restatement of previously issued annual financial statements or adoption by cumulative catch-up adjustment is prohibited. The Company has elected early adoption of SOP 98-1 for its fiscal year beginning January 3, 1998. The SOP requires the capitalization of certain costs incurred after the date of adoption. The Company incurred no such costs in the first six months of 1998.


        NOTE B- FISCAL YEAR

                 The Company has adopted a fiscal year-end on the Friday nearest December 31. Accordingly, the second quarter of 1998 ended on Friday, July 3, 1998.


        NOTE C- COMMITMENTS AND CONTINGENCIES

                 The Company is involved in various claims and routine litigation incidental to its business.
        Management is of the opinion that the outcome of these matters will not have a material adverse effect on the consolidated financial position or results of consolidated operations of the Company.

                 The Company has entered into heating oil
        (diesel fuel) swap agreements in order to hedge its exposure to price fluctuations. At July 3, 1998, the Company had approximately 20.6% of its remaining 1998 anticipated fuel requirements and approximately 5% of its 1999 anticipated fuel requirements under swap agreements which expire in May, 1999. Gains and losses on hedging contracts are recognized in operating expenses as part of the fuel cost over the hedge period.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                      RESULTS OF OPERATIONS

                 Operating revenue for the second quarter of 1998 decreased 4.0% from the comparable period of 1997. The decrease in operating revenue in the second quarter consisted of a 6.2% decrease from the Company's traditional over-the-road temperature-controlled freight services, net of a 2.2% increase from the dry-van over-the-road truckload division. The decline in revenue reflects the ongoing challenge of attracting and retaining qualified drivers. The average revenue per mile excluding fuel surcharges increased from $1.119 to $1.146 for the second quarter of 1998 as compared to the same period in 1997. In 1997, fuel surcharges increased revenue slightly by $0.005 per mile.

                 For the year, operating revenue decreased
        3.2% from the first six months of 1997 reflecting a similar decrease in the Company's traditional over-the-road temperature-controlled business and an increase in the dry-van over-the-road truckload business.

                 Although revenues declined slightly, the
        Company improved profitability. The operating ratio improved from 95.6% to 95.3% for the second quarter of 1998 compared to the same period in 1997. During the first six months of 1998 the operating ratio improved from 97.5% in 1997 to 96.2%.

                 As a result of the aggressive cost control
        measures over the past several quarters, the Company has seen certain items of expense remain below prior year levels. Although average driver compensation rates have increased since the second quarter of 1997, fewer miles driven and reductions in nondriver compensation have resulted in a net decrease in salaries, wages, and benefits of $969,000 and $306,000 for the second quarter and first six months of 1998. Operating supplies decreased $904,000 in the second quarter compared to the same period last year primarily due to lower fuel prices ($715,000) and cost control efforts.
        For the year, insurance, claims, taxes and licenses are $347,000 below 1997; however, in the second quarter, these costs were $440,000 above the second quarter of 1997 primarily reflecting a higher number
        of claims in the quarter.   Depreciation and
        amortization was $692,000 for the quarter and $1,257,000 for the first six months below last year due to the second quarter 1997 write-off of intangible assets within the restructuring charge related to exiting the rail container business and the fourth quarter 1997 special charge to recognize an impairment in value of the Company's 48-foot
        temperature-controlled trailers.   During the second
        quarter, other expenses increased $392,000 over the same period last year as a result of increased expenses related to advertising for and recruiting of drivers. In the second quarter of 1998, the Company recognized an improvement of $387,000 from gains and losses on the disposition of its revenue equipment as compared to the same period in 1997.
        As a result of the foregoing, income from truckload operations increased by $108,000 or 3.9% for the second quarter of 1998 and $1,487,000 or 48.0% for the first six months when compared to the comparable period of 1997. Other income increased $883,000 during the first half of 1998 as compared to the same period in 1997 primarily as a result of the sale of the corporate office building during the first quarter of 1998. The Company realized a net gain on disposition of $858,000.

                 During the second quarter of 1997, the
        Company completed its plan to exit the rail container operation. A restructuring charge of $1,906,000 was recorded in 1997 as a result of the decision. Operating losses in the rail operation were $758,000 in the second quarter and $809,000 in the first six months of 1997.

                 Net income for the second quarter of 1998 of $1,204,000 is $1,813,000 greater than the same period in 1997, which was a net loss of $609,000.
        For the year, net income increased $3,274,000 to $2,210,000 compared to the same period in 1997.
        Basic and diluted earnings (loss) per share increased from $(.14) to $.28 in the second quarter of 1998 and increased from $(.24) to $.51 in the first six months compared to the same period in 1997.

                 The primary restraint on operating results in 1998 has been recruitment and retention of drivers. Subsequent to the end of the quarter, the Company announced a significant restructuring of its driver compensation plan including provisions which will raise total driver compensation approximately 7%. Management believes the expected improvement in retention and experience level will, in time, produce significant improvements in efficiency and cost.


        LIQUIDITY AND CAPITAL RESOURCES

                 KLLM Transport Services, Inc.'s primary
        sources of liquidity are its cash flow from operations and its existing credit agreements. During the twenty-six weeks ended July 3, 1998, the Company generated $10.2 million in net cash provided from operating activities.

                 As a result of the Company's decision to consolidate the corporate office and terminal operations, the sale of the corporate office building was finalized in March 1998. The sale generated $3.2 million, thus, providing additional liquidity to the Company. During the first half of 1998, net capital resources required by the Company were approximately $5 million less than the same period last year or $.7 million. The most significant changes from last year have been the timing of the delivery of new equipment. Net capital expenditures for the remainder of 1998, primarily for revenue equipment, are expected to be approximately $4.6 million. Additionally, management expects to lease 600 temperature-controlled trailers through the remainder of 1998.

                 The Company has a $50,000,000 unsecured
        revolving line of credit with a syndication of banks. Borrowings of $24,000,000 were outstanding at July 3, 1998. Under the terms of the agreement, borrowings bear interest at (i) the higher of prime rate or a rate based upon the Federal Funds Effective Rate, (ii) a rate based upon the Eurodollar rates, or (iii) an absolute interest rate as determined by each lender in the syndication under a competitive bid process at the Company's option. Facilities fees from 1/5% to 3/8% per annum are charged on the unused portion of this line.

                 At July 3, 1998, the aggregate principal amount of the Company's outstanding long-term indebtedness was approximately $40.4 million. Of this total outstanding, $1.2 million was in the form of 10.6% notes due July 15, 1998, $11.4 million in the form of 9.5% senior notes due June 15, 2002, $24.0 million consisted of the revolving line of credit due April 7, 1999, and $3.8 million principal related to capital leases with varying maturities.

                 Working capital needs have generally been met from net cash provided from operating activities. The Company has $4,000,000 in an unsecured working capital line of credit with a bank, all of which was available at July 3, 1998.
        Interest is at a rate based upon the Eurodollar rates with facility fees at 1/4% per annum on the unused portion of the line.

                 The Company anticipates that its existing credit facilities along with cash flow from operations will be sufficient to fund operating expenses, capital expenditures, and debt service.


        IMPACT OF YEAR 2000

                 During 1998 the Company has progressed with modifications to its computer software which will enable its computer systems to function properly with respect to dates in the year 2000 and thereafter. The total project is estimated at approximately $700,000 for the purchase of new software and the modification of existing software. The project is estimated to be completed no later than June 30, 1999, which is prior to any anticipated impact on the operations of the Company.


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

        Item 6.  Exhibits and Reports on Form 8-K

                 Exhibit 27 - Financial Data Schedule

                     There were no Form 8-K filings for the
        quarter ended July 3, 1998.

        SIGNATURES

        Pursuant to the requirements of the Securities
        Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                		KLLM TRANSPORT SERVICES, INC.

        (Registrant)


        Date   August 12, 1998

                                    s/William J. Liles, III
                           							--------------------------
                                    William J. Liles,  III
                                    President and Chief Executive Officer



        Date   August 12, 1998

                                				s/Steven L. Dutro
                            							--------------------------
                                    Steven L. Dutro
                                    Chief Financial Officer



        SIGNATURES

        Pursuant to the requirements of the Securities
        Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   		KLLM TRANSPORT SERVICES,INC.

        (Registrant)



       Date      August 12, 1998
                                        /s/William J. Liles, III
                                 							----------------------------
                                         William J. Liles,III
                                         President and Chief
                                         Executive Officer



        Date      August 12, 1998
                                        /s/Steven L. Dutro
							                                  ---------------------------
                                         Steven L. Dutro
                                         Chief Financial Officer
