Form 10-Q
period 1998-10-02
KLLM TRANSPORT SERVICES INC
filed 1998-11-06
CIK 793765

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549
                           FORM 10-Q
      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934



For the Period Ended
October, 2, 1998                 Commission File Number 0-14759

                 KLLM TRANSPORT SERVICES, INC.
     (Exact name of registrant as specified in its charter)

      Delaware
(State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)           Identification No.)
                                             64-9412551

     135 Riverview Drive
  Richland, Mississippi                                 39288
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

              Yes  X       No

      4,326,035 Common Shares were outstanding as of October 2,
1998.



                       KLLM TRANSPORT SERVICES, INC.  AND
                                SUBSIDIARIES


                                  INDEX


Page

Number

    PART I.  FINANCIAL INFORMATION:
    Item 1.  Financial Statements
               Condensed Consolidated Balance Sheets
               October 2, 1998 (Unaudited) and January 2, 1998      1

          Consolidated Statements of Earnings (Unaudited)
          Thirteen weeks and Thirty-nine weeks ended
          October 2, 1998 and October 3, 1997                       2

          Condensed Consolidated Statements of Cash Flows
          (Unaudited)
          Thirty-nine weeks ended October 2, 1998 and October 3,
          1997                                                      3

          Notes to Condensed Consolidated Financial Statements
          Unaudited)                                                4

       Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       5

    PART II.  OTHER INFORMATION:
       Item 6.  Exhibits and Reports on Form 8-K



                   KLLM TRANSPORT SERVICES, INC
                         AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS


                                        October 2,      January 2,
                                        1998           1998
                                        --------------------------
                                        (Unaudited)         (Note)
                                             (In Thousands)
ASSETS

Current assets:
     Cash and cash equivalents               $2,161           $670
     Accounts receivable, net                22,141         20,824
     Inventories - at cost                      679            635
     Prepaid expenses:
          Tires                               3,048          2,885
          Other                                 860          2,494
     Assets held for sale                     1,530          3,383
     Deferred income taxes                    5,413          5,413
                                             _______        ______
               Total current assets          35,832         36,304

Property and equipment                       138,167       137,216
     Less accumulated depreciation           (33,162)      (29,276)
                                             _______        _______
                                             105,005        107,940

Intangible assets, net                             0             90

Other assets                                     114            201
                                              ______         ________
                                            $140,951       $144,535
                                            ========        ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses     $16,749         $15,912
     Accrued claims expense                  14,779          13,913
     Current maturities of long-term debt
       and capital leases                     2,857           4,898
                                             ______         _______
          Total current liabilities          34,385          34,723

Long-term debt and capital leases, less
  current maturities                         39,571         44,826

Deferred income taxes                        12,875         12,875

Stockholders' equity:
     Preferred Stock, $.01 value;
     authorized 5,000,000 shares;
     none issued Common Stock,
     $1 par value; 10,000,000 shares
      authorized;issued shares - 4,558,754
      in 1998 and 1997;outstanding shares -
      4,326,035 in 1998 and 4,373,155
      in 1997.                               4,559           4,559
     Additional paid-in capital              32,860         32,854
     Retained earnings                       19,174         16,733
                                            _______        _______
                                             56,593         54,146

     Less Common Stock in Treasury, at cost,
     232,719 shares in 1998 and 185,639
     shares in 1997.                         (2,473)        (2,035)
                                            _______        ________
          Total stockholders' equity         54,120         52,111
                                            _______        ________
                                           $140,951       $144,535
                                          =========      =========


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


                   KLLM TRANSPORT SERVICES, INC.
                         AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS
                            (Unaudited)

                         Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                         October 2 October 3      October 2 October 3,
                         1998      1997            1998      1997
                         ---------------------    ----------------
                              (In Thousands, Except Per Share
                                          Amounts)


OPERATING REVENUE FROM
TRUCK LOAD OPERATIONS         $55,102   $60,127   $174,405  $183,338

OPERATING EXPENSES:
  Salaries, wages and
    fringe benefits            17,119    18,364     54,956    56,507
  Operating supplies
    and expenses               13,977      14,784   42,822    46,341
  Insurance, claims,
    taxes and licenses          3,550       3,430   10,738    10,965
  Depreciation and
    amortization                4,595     5,426     13,769    15,857
  Purchased transportation
    and equipment rent         12,588    12,875     38,755    39,704
  Other                         2,809     2,786      8,523     8,055
  (Gain) loss on sale of
    revenue equipment            (798)     (109)    (1,005)      240
                            --------------------     ----------------
TOTAL OPERATING EXPENSES
FROM TRUCK LOAD OPERATIONS     53,840    57,556    168,558   177,669
                           --------------------     ----------------


OPERATING INCOME FROM TRUCK
LOAD OPERATIONS               1,262,2       571      5,847     5,669

OPERATING REVENUE FROM RAIL
CONTAINER OPERATIONS               0         0          0      3,319
OPERATING EXPENSES                 0         0          0      4,128
RESTRUCTURING CHARGE - Note C      0         0          0      1,906
                            --------------------     ----------------

OPERATING LOSS FROM RAIL
CONTAINER OPERATIONS               0         0          0     (2,715)

Interest and other income          8)       (10)      (934)      (53)
Interest expense                  874     1,119      2,700     3,234
                            --------------------     ----------------
                                  866     1,109      1,766     3,181

EARNINGS (LOSS) BEFORE
INCOME TAXES                      396     1,462      4,081      (227)
Income taxes                      165       575      1,640       (50)
                            --------------------     ----------------

NET EARNINGS (LOSS)              $231      $887     $2,441     ($177)


BASIC AND DILUTED EARNINGS
 (LOSS) PER COMMON SHARE        $0.05     $0.20      $0.56    ($0.04)


See accompanying notes.



                   KLLM TRANSPORT SERVICES, INC.
                         AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                   Thirty-Nine Weeks Ended
                                   October 2    October 3,
                                   1998         1997
                                   ------------------------
                                      (In Thousands)


NET CASH PROVIDED BY OPERATING
     ACTIVITIES                         $16,232   $21,856

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment  (19,527)  (33,243)
   Proceeds from disposition of property,
   equipment and assets held for sale    12,550     8,579

NET CASH FLOWS USED IN INVESTING
      ACTIVITIES                         (6,977)  (24,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock
      options                               0        213
   Purchase of common stock for treasury (468)       0
   Net increase in borrowings under
    revolving line of credit              1,000     8,000
   Repayment of long-term debt, capital
     leases,and notes payable to banks   (8,296)   (4,879)
   Net decrease in borrowings under
     working capital line of credit          0     (3,400)
                                   ----------     ----------
NET CASH FLOWS  USED IN
     FINANCING ACTIVITIES                (7,764)      (66)

Net Increase (Decrease)in Cash and
     Cash Equivalents                     1,491    (2,874)
Cash and Cash Equivalents at Beginning
     Of Period                              670     2,874
                                       --------- ----------
Cash and Cash Equivalents at End
     Of Period                           $2,161        $0
                                      ========= ==========


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

     As of January 3, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's consolidated net income or shareholders' equity. Statement No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were required to be reported separately in shareholders' equity, to be included in other comprehensive income. The Company has no available-for-sale securities or foreign currency translation adjustments; therefore, no disclosure is necessary for the third quarter of 1998.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP)
98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal-Use. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998 and restatement of previously issued annual financial statements or adoption by cumulative catch-up adjustment is prohibited. The Company has elected early adoption of SOP 98-1 for its fiscal year beginning January 3, 1998. The SOP requires the capitalization of certain costs incurred after the date of adoption. During the first nine months of 1998, the Company incurred no material costs for the development of software.

NOTE B- FISCAL YEAR

     The Company has adopted a fiscal year-end on the Friday nearest December 31. Accordingly, the third quarter of 1998 ended on Friday, October 2, 1998.

NOTE C- COMMITMENTS AND CONTINGENCIES

     The Company is involved in various claims and routine litigation incidental to its business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the consolidated financial position or results of consolidated operations of the Company.

     The Company has entered into heating oil (diesel fuel) swap agreements in order to hedge its exposure to price fluctuations. At October 2, 1998, the Company had approximately 23% of its remaining 1998 anticipated fuel requirements and approximately 5% of its 1999 anticipated fuel requirements under swap agreements which expire in May 1999. Gains and losses on hedging contracts are recognized in operating expenses as part of the fuel cost over the hedge period.

            MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Operating revenue for the third quarter of 1998 decreased 8.3% from the comparable period of 1997. The decrease in operating revenue in the third quarter consisted of a 9.7% decrease from the Company's traditional over-the-road temperature-controlled freight services, net of a 1.4% increase from the dry-van over-the-road truckload division. The decline in revenue reflects the ongoing challenge of attracting and retaining qualified drivers. The average revenue per mile excluding fuel surcharges increased from $1.122 to $1.125 for the third quarter of 1998 as compared to the same period in 1997. In 1997, fuel surcharges increased revenue slightly by $0.003 per mile.

     For the year, operating revenue decreased 4.9% from the first nine months of 1997 reflecting a similar decrease in the Company's traditional over-the-road temperature-controlled business and an increase in the dry-van over-the-road truckload business.

     The challenge of attracting and retaining drivers had an adverse effect on profitability in the third quarter. The operating ratio increased from 95.7% to 97.7% for the third quarter of 1998 compared to the same period in 1997. During the first nine months of 1998 the operating ratio improved slightly from 96.9% in 1997 to 96.7%.

     On September 1, 1998, the Company implemented a restructured pay package for certain drivers. Although average driver compensation rates have increased since the third quarter of 1997, fewer miles driven and reductions in nondriver compensation have resulted in a net decrease in salaries, wages, and benefits of $1,245,000 and $1,551,000 for the third quarter and first nine months of 1998. Operating supplies decreased $807,000 in the third quarter compared to the same period last year primarily due to lower fuel prices ($595,000) and cost control efforts offset by an increase in repair costs. For the year, insurance, claims, taxes and licenses are $227,000 below 1997; however, in the third quarter, these costs were $120,000 above the third quarter of 1997 primarily reflecting a higher number of claims in the quarter. Depreciation and amortization were $831,000 for the quarter and $2,088,000 for the first nine months below last year due to the second quarter 1997 write-off of intangible assets within the restructuring charge related to exiting the rail container business, the fourth quarter 1997 special charge to recognize an impairment in value of the Company's 48-foot temperature-controlled trailers, and the replacement of certain owned
equipment with equipment leased under operating leases.   During
the first nine months of 1998, other expenses increased $468,000 over the same period last year as a result of increased expenses related to advertising for and recruiting of drivers. The Company's equipment trade cycle resulted in a gain on the disposition of revenue equipment of $798,000, an increase of $689,000 over the same period in 1997.

     As a result of the foregoing, income from truckload operations decreased by $1,309,000 for the third quarter of 1998 and increased $178,000 for the first nine months when compared to the comparable periods of 1997. Other income increased $881,000 during the first nine months of 1998 as compared to the same period in 1997 primarily as a result of the sale of the corporate office building during the first quarter of 1998. The Company realized a net gain on that disposition of $858,000.

     During 1997, the Company completed its plan to exit the rail container operation. A restructuring charge of $1,906,000 was recorded in 1997 as a result of the decision. Operating losses in the rail operation were $809,000 in the first nine months of 1997.

     Net income for the third quarter of 1998 decreased $656,000 to $231,000 compared to the same period in 1997. For the year, net income increased $2,618,000 to $2,441,000 compared to the same period in 1997. Basic and diluted earnings (loss) per share decreased from $.20 to $.05 in the third quarter of 1998 and increased from $(.04) to $.56 in the first nine months compared to the same period in 1997.

     The primary restraint on operating results in 1998 has been recruitment and retention of drivers. The restructured pay package which went into effect during the quarter will raise average base pay approximately 20% and total driver compensation approximately 7%. While the change in the pay package will increase salary expense, management believes the expected improvement in retention and experience level will, in time, produce significant improvements in efficiency, operating costs, and customer service.

Liquidity and Capital Resources

     KLLM Transport Services, Inc.'s primary sources of liquidity are its cash flow from operations and its existing credit agreements. During the thirty-nine weeks ended October 2, 1998, the Company generated $16.2 million in net cash from operating activities.

     As a result of the Company's decision to consolidate the corporate office and terminal operations, the sale of the corporate office building was finalized in March 1998. The sale generated $3.2 million, thus, providing additional liquidity to the Company. During the first nine months of 1998, net capital resources required by the Company were approximately $18 million less than the same period last year. The most significant change from last year has been the decision to lease rather than purchase certain revenue equipment. Net capital expenditures for the remainder of 1998, primarily for revenue equipment, are expected to be approximately $2.7 million. In addition to the equipment leased during the third quarter, management expects to lease 150 temperature-controlled trailers through the remainder of 1998.

     The Company has a $50,000,000 unsecured revolving line of credit with a syndication of banks. Borrowings of $31,000,000 were outstanding at October 2, 1998. Under the terms of the agreement, borrowings bear interest at (i) the higher of prime rate or a rate based upon the Federal Funds Effective Rate, (ii) a rate based upon the Eurodollar rates, or (iii) an absolute interest rate as determined by each lender in the syndication under a competitive bid process at the Company's option. Facilities fees from 1/5% to 3/8% per annum are charged on the unused portion of this line. At October 2, 1998, the aggregate principal amount of the Company's outstanding long-term indebtedness was approximately $42.4 million. Of this total outstanding, $11.4 million was in the form of 9.5% senior notes due June 2002 and $31.0 million consisted of the revolving line of credit due April 2000.

     Working capital needs have generally been met from net cash provided from operating activities. The Company has $4,000,000 in an unsecured working capital line of credit with a bank, all of which was available at October 2, 1998. Interest is at a rate based upon the Eurodollar rates with facility fees at 1/4% per annum on the unused portion of the line.

     In August 1998, the Company announced a stock repurchase plan to purchase up to 200,000 shares of the Company's outstanding stock. During the quarter ended October 2, 1998, 50,000 shares were repurchased for $468,000 with an additional 103,250 shares repurchased for $862,000 subsequent to the end of the quarter.

     The Company anticipates that its existing credit facilities along with cash flow from operations will be sufficient to fund operating expenses, capital expenditures, debt service, and any additional stock repurchases.

Impact of Year 2000

     During 1998 the Company has progressed with modifications to its computer software which will enable its computer systems to function properly with respect to dates in the year 2000 and thereafter. The failure of the Company or its suppliers or its customers to adequately prepare for the Year 2000 problem could have an adverse affect on the consolidated financial position or results of consolidated operations of the Company.

     Beginning in mid 1996, the Company established a conversion timeline. Each of the Company's information systems were categorized as Year 2000 ready, not-ready and conversion planned, and not-ready with replacement planned. During the two years since that study, the conversion effort and timeline has been updated to reflect progress on the overall project. Consistent with the original Year 2000 conversion timeline, the project is approximately seventy percent complete. At present, management of the Company believes that sufficient resources are in place to complete the effort by mid-1999. Upon completion of the effort, detail testing, including actually changing the date to the year 2000 in certain systems, will be performed to ensure a seamless passage into the year 2000. The total project cost is estimated at approximately $700,000 (excluding internal payroll costs) with $400,000 capitalized for the purchase of new software, and the remaining $300,000 expensed as incurred for the modification of existing software. Over the three-year-project, approximately 10% of the information systems budget will be directed to year 2000 compliance. Through the third quarter of 1998, approximately $200,000 had been capitalized and $150,000 had been expensed.

     To determine the scope of the effort beyond the Company's systems, each operating department of the Company is evaluating the level of Year 2000 preparedness of significant suppliers and customers. These customers, vendors, and equipment manufacturers, have indicated that they continue to assess the impact of the Year 2000 on their operations.

     In the event of an unforeseen problem, the Company is developing contingency plans that may include communicating with drivers other than via satellite and processing certain transactions manually. If certain suppliers such as fuel vendors are unable to supply products or if customer locations are closed due to their inability to operate, the Company's operations could be suspended. Although management has been assured that revenue equipment will not be affected, a year 2000 electronic malfunction could render certain pieces of equipment inoperable. Management believes it is unlikely that these uncertainties will occur. The Company's diverse customer base provides assurance that the inability of a particular customer to operate, due to Year 2000 related problems, will not have a significant adverse impact on the operations of the Company.

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

PART II:  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         Exhibit 27 - Financial Data Schedule
         There were two Form 8-K filings for the quarter ended
         October 2, 1998.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              KLLM TRANSPORT SERVICES, INC.
                              (Registrant)
Date   November 5, 1998
                              S/William J. Liles, III
                              ------------------------------                            William J. Liles,III
                              William J. Liles, III
                              President and Chief Executive Officer
Date   November , 1998

                              S/ Steven L. Dutro
                              -------------------------------
                              Steven L. Dutro
                              Chief Financial Officer


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               KLLM TRANSPORT SERVICES,INC.
                               (Registrant)
Date      November , 1998      /s/ William J. Liles, III
                               ------------------------------
                               William J. Liles,III
                               President and Chief
                               Executive Officer
Date      November , 1998
                               /s/ Steven L. Dutro
                               -------------------------------
                                Steven L. Dutro
                                Chief Financial
                                Officer







