Form 10-K
period 1999-01-01
KLLM TRANSPORT SERVICES INC
filed 1999-03-31
CIK 793765

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year                               Commission file number 0-14759
ended January 1, 1999

                          KLLM TRANSPORT SERVICES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                           64-0412551
-------------------------------                 -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                               135 Riverview Drive
                           Richland, Mississippi 39218
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)
       Registrant's telephone number, including area code: (601) 939-2545

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

                  Yes        X                  No
                           -----                         ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             -----

         Aggregate market value of voting stock held by nonaffiliates of the registrant as of the close of business on March 18, 1999: $26,280,179.

         The number of shares outstanding of registrant's common stock as of March 18, 1999: 4,142,525.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference:

         Document                                                           Part
         --------                                                           ----
         Annual Report to Shareholders for year ended
           January 1, 1999                                                   II
         Definitive Proxy Statement for Annual Meeting of
           Shareholders to be held  April 29, 1999 filed with
           the Securities and Exchange Commission pursuant
           to Regulation 14A                                                III

         Only the portions of KLLM Transport Services, Inc.'s 1998 Annual Report to Shareholders and Proxy Statement which are expressly incorporated by reference in this Annual Report on Form 10-K are deemed filed as part of this report.

                          KLLM TRANSPORT SERVICES, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

PART I                                                                           PAGE
1.       Business...............................................................    4
2.       Properties.............................................................    6
3.       Legal Proceedings......................................................    7
4.       Submission of Matters to a Vote of
           Security Holders.....................................................    7

PART II

5.       Market for Registrant's Common
           Equity and Related Stockholder Matters...............................    8
6.       Selected Financial Data................................................    8
7.       Management's Discussion and Analysis of
           Financial Condition and Results of Operation.........................    8
7A.      Quantitative and Qualitative Disclosures About Market Risk ............    8
8.       Financial Statements and Supplementary Data............................    8
9.       Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure...............................    8

PART III

10.      Directors and Executive Officers
           of the Registrant....................................................    9
11.      Executive Compensation.................................................    9
12.      Security Ownership of Certain Beneficial
           Owners and Management................................................    9
13.      Certain Relationships and Related Transactions.........................    9

PART IV

14.      Exhibits, Financial Statement Schedules and Reports
           on Form 8-K..........................................................   10

                                     PART I

ITEM 1.  BUSINESS.

         KLLM Transport Services, Inc. (through its wholly-owned subsidiary, KLLM, Inc., hereinafter referred to as "the Company") is an irregular-route common carrier that specializes in providing high-quality transportation service in North America. The Company primarily serves the continental United States, Canada and Mexico. A Delaware corporation, the Company is the successor, by merger, to KLLM Distributing, Inc., a Mississippi corporation, incorporated in 1964. The Company owns all of the outstanding shares of KLLM, Inc., a Texas corporation, which owns (either in fee or as lessee) and operates substantially all of the Company's tractors and trailers and holds all of the operating rights presently used in the Company's business.

         The Company offers transportation services for both temperature-controlled and dry commodities. It strives to provide dependable and timely service designed to meet the specialized needs of its customers. Protective service is provided on commodities such as food, medical supplies and cosmetics. Service offerings include over-the-road long haul, regional, and dedicated fleet transportation. These services are provided with both Company-operated and owner-operated equipment.

         The Company currently owns (or leases) and operates substantially all of its fleet. On January 1, 1999, the Company's fleet consisted of 1,467 Company-operated tractors and 279 owner-operated tractors, 1,998 temperature-controlled trailers and 695 dry-van trailers. Capital expenditures, net of proceeds from trade-ins during 1998, were approximately $4,823,000. Net capital expenditures in 1997 were $25,764,000. Net capital expenditures in 1999 are expected to be approximately $28,800,000.



Marketing and Operations

         KLLM specializes in providing high-quality transportation services in North America. The Company seeks customers who value its premium services, need a certain number of trucks each week and require dependable service in meeting schedule requirements.

         The Company's full-time staff of eight (8) salespersons, along with certain executives, is responsible for developing new accounts. Once a customer relationship is established, the primary Company contact is an operations manager who is either dedicated to the customer or who is responsible to a geographic territory. Working from the Company's corporate headquarters in Mississippi, these managers contact existing customers to solicit additional business.

         The Company has driver terminal operations in Georgia, Louisiana, California, Indiana, Pennsylvania and Mississippi. Maintenance facilities are located in Mississippi, Louisiana, Texas, and Georgia.

         The Company's largest 25, 10 and 5 customers accounted for approximately 65%, 51%, and 39%, respectively, of its revenue for the year ended January 1, 1999. During 1998, one customer accounted for more than 10% of the Company's revenues.

Maintenance

         The Company has a comprehensive preventive maintenance program for its tractors and trailers, which is carried out at its Mississippi, Louisiana, Georgia, and Texas facilities. The Company's policy is to purchase standardized tractors and trailers manufactured to Company specifications. Standardization enables the Company to control the cost of its spare parts inventory and streamline its preventive maintenance program.

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

Personnel

         Drivers are primarily recruited from the Jackson, Mississippi facility. On January 1, 1999, the Company employed 1,551 drivers and had a total of 1,939 employees. None of the Company's employees is represented by a collective bargaining unit.

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


ITEM 2.  PROPERTIES.

         The Company's corporate office is located in Richland, Mississippi, a suburb of Jackson. All driver-related executive and administrative functions, including safety, driver training, maintenance and driver recruiting are housed in this location. The Company owns a portion of the land on which this facility is located. The remainder is owned by the Liles and Lee families (or entities or trusts controlled by those families), major shareholders of the Company. The Company owns all of the improvements, consisting of approximately 31,200 square feet of office space and approximately 40,000 square feet of equipment repair and maintenance space. The Company has an option to purchase the Liles and Lee part of the land for $390,257. The William J. Liles, Jr. Marital Trust, B. C. Lee, L.P., and the Estate of Benjamin C. Lee, Jr., are the principal shareholders of the Company.

         The Company owns a maintenance and driver terminal facility near Dallas, Texas which was leased out in 1997 after maintenance and terminal operations were ceased at that facility. The facility is currently leased through the spring of 1999 at rates which cover the expenses of ownership. This facility, which consists of approximately 8,000 square feet of office space and 13,700 square feet of equipment repair and maintenance space, is located on approximately nine acres of land. That property is currently available for sale.

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

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                  "Market and Dividend Information" on page 7 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference in response to this item.

ITEM 6.  SELECTED FINANCIAL DATA.

                  "Selected Financial and Operating Data" on page 6 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

                  "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 8-12 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference in response to this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  "Market Risk" on page 11 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference in response to this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  The Report of Independent Auditors and the consolidated financial statements included on pages 13-24 of the Company's 1998 Annual Report to Shareholders are incorporated herein by reference in response to this item.

                  "Selected Quarterly Data (Unaudited)" on page 7 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference in response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  The information under the caption, "Election of Directors--Nominees for Director," of the Company's definitive proxy statement for its scheduled April 29, 1999 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference in response to this item.

                  The information under the caption, "Election of Directors--Management," of the Company's definitive proxy statement for its scheduled April 29, 1999 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference in response to this item.

                  The information under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement for its scheduled April 29, 1999 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference in response to this item.

ITEM 11.          EXECUTIVE COMPENSATION.

                  The information under the captions, "Executive Compensation; Director Compensation; Compensation Committee Report on Executive Compensation; Compensation Committee Interlocks and Insider Participation; Stock Option Plan; Employee Stock Purchase Plan ("ESPP") and Performance Graph" of the Company's definitive proxy statement for its scheduled April 29, 1999 Annual Meeting of Shareholders filed with the Securities Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference in response to this item.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

                  The information under the caption "Election of Directors--Stock Ownership," of the Company's definitive proxy statement for its scheduled April 29, 1999 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference in response to this item.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  The information under the caption "Certain Transactions," of the Company's definitive proxy statement for its scheduled April 29, 1999 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference in response to this item.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

           a. The following documents are filed, as part of this report or incorporated by reference herein:

               1.   Financial Statements

                    The following consolidated financial statements of the
               Company and its subsidiaries, included in the Company's Annual Report, are incorporated by reference in Item 8:

                         Consolidated Balance Sheets--January 2, 1998 and
                            January 1, 1999.

                         Consolidated Statements of Operations--Years ended
                            January 3, 1997, January 2, 1998 and
                            January 1, 1999.

                         Consolidated Statements of Stockholders' Equity--Years
                            ended January 3, 1997, January 2, 1998 and
                            January 1, 1999.

                         Consolidated Statements of Cash Flows--Years ended
                            January 3, 1997, January 2, 1998 and
                            January 1, 1999.

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

               3.   Listing of Exhibits

                    (i)  Exhibits filed pursuant to Item 601 of Regulation S-K

                 Exhibit Number                Description
                 --------------                -----------
                       3.1             Bylaws of Registrant(1)
                       3.2             Certificate of Incorporation (as amended)(2)
                      10.1             Amended & Restated Stock Option Plan(3)
                      10.2             KLLM, Inc. Retirement Plan and Trust (as amended)(4)
                      10.3             1986 Lease with Mr. Lee and Mr. Liles
                                       Covering Corporate Headquarters(1)
                      10.4             Employee Stock Purchase Plan (as amended)(5)
                      10.5             Options granted to Mr. Young and Dr. Neely(6)

-----------------
     (1) Incorporated herein by reference to Registrant's Registration Statement on Form S-1 as filed on July 2, 1986 (Registration No. 33-5881, File No. 0- 14759).

     (2) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended January 1, 1989 (File No. 0-14759).

     (3) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 0-14759).

     (4) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-14759).

     (5) Incorporated herein by reference from Fourth Post-Effective Amendment to Registration Statement on Form S-8 as filed on November 30, 1990 (Registration No. 33-14545).

     (6) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-14759).

                 Exhibit Number                Description
                 --------------                -----------
                      10.6             First Amendment to Options granted to Mr. Young and Dr. Neely(7)
                      10.7             KLLM, Inc. Cafeteria Plan(7)
                      10.8             KLLM Maintenance, Inc. Retirement Plan and Trust Agreement(7)
                      10.9             Option to purchase real property on which terminal facility is located from Messrs. Liles and Lee(4)
                      10.10            Stock Purchase Agreement by and between KLLM, Inc. and Fresh
                                       International Corp.(8)
                      10.11            Revolving Credit Agreement by and among KLLM, Inc., NationsBank of Georgia, National Association, The First National Bank of Chicago,
                                       Deposit Guaranty National Bank, and ABN Amro Bank, N.V.(8)
                      10.12            Employment Agreement between KLLM Transport Services, Inc.
                                       and Steven K. Bevilaqua(9)
                      10.13            Options granted to Steven K. Bevilaqua(9)
                      10.14            Asset Purchase Agreement by and among Vernon Sawyer, Inc. and
                                       Vernon and Nancy Sawyer as Sellers and KLLM, Inc. as Purchaser
                                       (schedules furnished upon request)(9)

-----------------
     (7) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-14759).

     (8) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 30, 1994 (File No. 0-14759).

     (9) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 29, 1995 (File No. 0-14759).

                 Exhibit Number                Description
                 --------------                -----------
                      10.15            1996 Stock Option Plan(10)
                      10.16            Amended and Restated 1996 Stock Purchase Plan(10)
                      10.17            1998 Non-Employee Director Stock Compensation Plan(11)
                      10.18            Stockholder Protection Rights Agreement dated
                                       February 13, 1997 between KLLM Transport Services,
                                       Inc. and KeyCorp Shareholder Services, Inc., as Rights
                                       Agent(12)
                        13             1998 Annual Report (only portions incorporated by
                                       reference are deemed filed)
                        21             List of Subsidiaries of the Registrant
                        23             Consent of Ernst & Young LLP
                        27             Financial Data Schedule


          (b)      Reports on Form 8-K filed in the fourth quarter of 1998: None

          (c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report.

          (d) Financial Statements Schedules--The response to this portion of Item 14 is submitted as a separate section of this report.

-----------------
   (10) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended January 3, 1997 (File No. 0-14759).

   (11) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended January 2, 1998 (File No. 0-14759).

   (12) Incorporated herein by reference to Registrant's Form 8-A12G\A as filed on February 24, 1997 (File No. 001-12751).

INFORMATION REGARDING THE COMPANY'S EMPLOYEE STOCK PURCHASE PLAN and THE COMPANY'S AMENDED AND RESTATED 1996 STOCK PURCHASE PLAN INCLUDED PURSUANT TO RULE 15d-21.

      1.   Full title of the Plans:

                 KLLM Transport Services, Inc. Employee Stock Purchase Plan KLLM Transport Services, Inc. Amended and Restated 1996 Stock Purchase Plan

      2. Name of issuer of the securities held pursuant to the Plans and the address of its principal executive office:

                 KLLM Transport Services, Inc.
                 135 Riverview Drive
                 Richland, Mississippi 39218

      3.   Financial Statements and Exhibits

                 Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KLLM TRANSPORT SERVICES, INC.

Date:    March 30, 1999                By:    /s/ Jack Liles
     -------------------------             -------------------------------------
                                              Jack Liles
                                              Chairman of the Board, President,
                                              and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:     March 30, 1999                     /s/ Jack Liles
      -------------------------        -----------------------------------------
                                        Jack Liles
                                        Chairman of the Board, President,
                                        and Chief Executive Officer

Date:     March 30, 1999                     /s/ James Leon Young
      -------------------------        -----------------------------------------
                                        James Leon Young
                                        Secretary and Director

Date:     March 30, 1999                     /s/ Walter P. Neely
      -------------------------        -----------------------------------------
                                        Walter P. Neely
                                        Director

Date:      March 30, 1999                    /s/ Leland R. Speed
       -------------------------       -----------------------------------------
                                         Leland R. Speed
                                         Director

Date:     March 30, 1999                     /s/ Steven L. Dutro
      -------------------------        -----------------------------------------
                                        Steven L. Dutro
                                        Chief Financial Officer

Date:     March 30, 1999                     /s/ A. K. Northrop
      -------------------------        -----------------------------------------
                                        A. K. Northrop
                                        Corporate Controller


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Board of Directors, administrators of the KLLM Transport Services, Inc. Employee Stock Purchase Plan and the KLLM

Transport Services, Inc. Amended and Restated 1996 Stock Purchase Plan, have duly caused this annual report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       KLLM TRANSPORT SERVICES, INC. EMPLOYEE
                                       STOCK PURCHASE PLAN and
                                       KLLM TRANSPORT SERVICES, INC. AMENDED
                                       AND RESTATED 1996 STOCK PURCHASE PLAN



Date:      March 30, 1999              By:   /s/ Jack Liles
       -------------------------           -------------------------------------
                                             Jack Liles
                                             Chairman of the Board, President,
                                             and Chief Executive Officer

                              ITEM 14(a)(2) and (c)
                          FINANCIAL STATEMENT SCHEDULES

                 KLLM TRANSPORT SERVICES, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
        YEARS ENDED JANUARY 3, 1997, JANUARY 2, 1998, AND JANUARY 1, 1999


         This schedule contains summary financial information extracted from the consolidated financial statements for the three years ended January 1, 1999 and is qualified in its entirely by reference to such financial statements.



                                    BALANCE AT     CHARGED TO      WRITE-OFF       BALANCE AT
                                    BEGINNING       COST AND           OF             END
          DESCRIPTION               OF PERIOD       EXPENSES        ACCOUNTS       OF PERIOD
-----------------------------       ----------     ----------      ---------       ----------
                (In Thousands)
Accounts Receivable Allowance:
  Year ended January 3, 1997          $479            $520           $317             $682
  Year ended January 2, 1998          $682            $335           $128             $889
  Year ended January 1, 1999          $889            $213           $552             $550

                         EXHIBIT INDEX

Exhibit Number                     Description                               Page
--------------                     -----------                               ----
3.1                        Bylaws of Registrant(1)
3.2                        Certificate of Incorporation (as amended)(2)
10.1                       Amended and Restated Stock Option Plan(3)
10.2                       KLLM, Inc. Retirement Plan and Trust
                             (as amended)(4)
10.3                       1986 Lease with Mr. Lee and Mr. Liles
                             Covering Corporate Headquarters(1)
10.4                       Employee Stock Purchase Plan (as amended)(5)
10.5                       Options granted to Mr. Young and Dr. Neely(6)

--------------

     (1) Incorporated herein by reference to Registrant's Registration Statement on Form S-1 as filed on July 2, 1986 (Registration No. 33-5881, File No. 0-14759).

     (2) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended January 1, 1989 (File No. 0-14759).

     (3) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 0-14759).

     (4) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-14759).

     (5) Incorporated herein by reference from Fourth Post-Effective Amendment to Registration Statement on Form S-8 as filed on November 30, 1990 (Registration No. 33-14545).

     (6) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-14759).

                         EXHIBIT INDEX

Exhibit Number                     Description                               Page
--------------                     -----------                               ----
10.6                       First Amendment to Options granted
                             to Mr. Young and Dr. Neely(7)
10.7                       KLLM, Inc. Cafeteria Plan(7)
10.8                       KLLM Maintenance, Inc. Retirement
                             Plan and Trust Agreement(7)
10.9                       Option to purchase real property
                             on which terminal facility
                             is located from Messrs. Liles and Lee(4)
10.10                      Stock Purchase Agreement by and
                              between KLLM, Inc. and Fresh
                              International Corp.(8)
10.11                      Revolving Credit Agreement by and
                              among KLLM, Inc., NationsBank
                              of Georgia, National Association,
                              The First National Bank of Chicago,
                              Deposit Guaranty National Bank,
                              and ABN Amro Bank, N. V.(8)
10.12                      Employment Agreement between
                              KLLM Transport Services, Inc.
                              and Steven K. Bevilaqua(9)
10.13                      Options granted to Steven K. Bevilaqua(9)
10.14                      Asset Purchase Agreement by and among
                              Vernon Sawyer, Inc. and Vernon and
                              Nancy Sawyer as Sellers and KLLM,
                              Inc. as Purchaser (schedules furnished
                              upon request)(9)

---------------

     (7) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-14759).

     (8) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 30, 1994 (File No. 0-14759).

     (9) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 29, 1995 (File No. 0-14759).

                         EXHIBIT INDEX

Exhibit Number                     Description                                    Page
--------------                     -----------                                    ----
10.15                      1996 Stock Option Plan(10)
10.16                      Amended and Restated 1996 Stock Purchase Plan(10)
10.17                      1998 Non-Employee Director Stock Compensation Plan(11)
10.18                      Stockholder Protection Rights Agreement dated
                              February 13, 1997 between KLLM Transport Services,
                              Inc. and KeyCorp Shareholder Services, Inc., as
                              Rights Agent(12)
13                         1998 Annual Report (Only portions incorporated by
                              reference are deemed filed)
21                         List of Subsidiaries of the Registrant
23                         Consent of Ernst & Young LLP
27                         Financial Data Schedule


-------------


     (10) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended January 3, 1997 (File No. 0-14759).

     (11) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended January 2, 1998 (File No. 0-14759).

     (12) Incorporated herein by reference to Registrant's Form 8-A12G\A as filed on February 24, 1997 (File No. 001-12751).