Form 10-Q
period 1999-10-01
KLLM TRANSPORT SERVICES INC
filed 1999-11-15
CIK 793765

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 1, 1999    Commission File Number 0-14759
                               ----------------                          -------

                          KLLM TRANSPORT SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            64-0412551
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

          135 Riverview Drive
         Richland, Mississippi                                    39218
----------------------------------------                        ----------
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

                                                   Yes  [X]       No [ ]


         4,096,834 Common Shares were outstanding as of October 1, 1999.

                         KLLM TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES

                                     INDEX

                                                                                                   Page
                                                                                                  Number
                                                                                                  ------
PART I.  FINANCIAL INFORMATION:
   Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
            October 1, 1999 (Unaudited) and January 1, 1999                                         1

         Consolidated Statements of Earnings (Unaudited)
            Thirteen weeks and Thirty-nine weeks ended October 1, 1999 and
            October 2, 1998                                                                         2

         Condensed Consolidated Statements of Cash Flows (Unaudited)
            Thirty-nine weeks ended October 1, 1999 and October 2, 1998                             3

         Notes to Condensed Consolidated Financial Statements (Unaudited)                           4

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations   5

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk                              7


PART II.  OTHER INFORMATION:

   Item 6.  Exhibits and Reports on Form 8-K                                                        8

                          KLLM TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     October 1,   January 1,
                                                                        1999         1999
                                                                      ---------    ---------
                                                                     (Unaudited)    (Note)
                                                                          (In thousands)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                        $     434    $     756
     Accounts receivable                                                 24,849       21,132
     Inventories - at cost                                                  652          597
     Prepaid expenses:
          Tires                                                           3,285        2,758
          Other                                                           2,716        2,490
     Assets held for sale                                                 1,530        1,530
     Deferred income taxes                                                5,818        5,818
                                                                      ---------    ---------
               Total current assets                                      39,284       35,081

Property and equipment                                                  140,631      131,953
     Less accumulated depreciation                                      (43,968)     (33,741)
                                                                      ---------    ---------
                                                                         96,663       98,212
Other assets                                                                 22           69
                                                                      ---------    ---------
                                                                      $ 135,969    $ 133,362
                                                                      =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                            $  12,324    $  11,745
     Accrued claims expense                                              13,239       15,041
     Current maturities of long-term debt                                     0        2,857
                                                                      ---------    ---------
          Total current liabilities                                      25,563       29,643

  Long-term debt, less current maturities                                45,000       36,571

Deferred income taxes                                                    14,480       14,480

Stockholders' equity:
     Preferred Stock, $.01 value; authorized 5,000,000 shares;
       none issued
     Common Stock, $1 par value; 10,000,000 shares authorized;
       issued shares - 4,558,754 in 1999 and 1998; outstanding
       shares - 4,096,834 in 1999 and 4,224,488 in 1998                   4,559        4,559
     Additional paid-in capital                                          32,833       32,858
     Retained earnings                                                   17,747       18,569
                                                                      ---------    ---------
                                                                         55,139       55,986
     Less common stock in treasury, 461,920 shares
       in 1999 and 334,266 shares in 1998, at cost                       (4,213)      (3,318)
                                                                      ---------    ---------
          Total stockholders' equity                                     50,926       52,668
                                                                      ---------    ---------
                                                                      $ 135,969    $ 133,362
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

                         KLLM TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                              Thirteen Weeks Ended    Thirty-Nine Weeks Ended
                                                             October 1,   October 2,   October 1,   October 2,
                                                                1999         1998        1999          1998
                                                             ---------    ---------    ---------    ---------
                                                                 (In Thousands, Except Per Share Amounts)
OPERATING REVENUE                                            $  58,893    $  55,102    $ 175,453    $ 174,405

OPERATING EXPENSES:

  Salaries, wages and fringe benefits                           21,650       17,119       62,007       54,956
  Operating supplies and expenses                               15,418       13,977       43,534       42,822
  Insurance, claims, taxes and licenses                          2,248        3,550        8,189       10,738
  Depreciation and amortization                                  4,632        4,595       13,573       13,769
  Purchased transportation and equipment rent                   12,739       12,588       38,945       38,755
  Other                                                          2,718        2,809        8,263        8,523
  Gain on sale of revenue equipment                                (93)        (798)        (601)      (1,005)
                                                             ---------    ---------    ---------    ---------
    TOTAL OPERATING EXPENSES                                    59,312       53,840      173,910      168,558
                                                             ---------    ---------    ---------    ---------
    OPERATING INCOME (LOSS)                                       (419)       1,262        1,543        5,847

Interest and other income                                          (15)          (8)         (36)        (934)
Interest expense                                                   793          874        2,504        2,700
                                                             ---------    ---------    ---------    ---------
                                                                   778          866        2,468        1,766
                                                             ---------    ---------    ---------    ---------

EARNINGS (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM      (1,197)         396         (925)       4,081
Income taxes                                                      (450)         165         (350)       1,640
                                                             ---------    ---------    ---------    ---------
NET EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM                     (747)         231         (575)       2,441

Expenses associated with the early extinguishment of
  debt, net of taxes                                                 0            0          247            0
                                                             ---------    ---------    ---------    ---------
NET EARNINGS (LOSS)                                          $    (747)   $     231    $    (822)   $   2,441
                                                             =========    =========    =========    =========

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
    From operations                                          $   (0.18)   $    0.05    $   (0.14)   $    0.56
    From expenses associated with the early
      extinguishment of debt                                         0            0        (0.06)           0
                                                             ---------    ---------    ---------    ---------
    Net earnings (loss) per common share                     $   (0.18)   $    0.05    $   (0.20)   $    0.56
                                                             =========    =========    =========    =========

See accompanying notes.

                         KLLM TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Thirty-nine Weeks Ended
                                                            October 1,   October 2,
                                                               1999        1998
                                                             --------    --------
                                                                (In Thousands)
NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                              $  6,957    $ 16,232

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                        (22,798)    (19,527)
   Proceeds from disposition of property, equipment and
     assets held for sale                                      10,907      12,550
                                                             --------    --------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                   (11,891)     (6,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchases of common stock for treasury                        (960)       (468)
   Net increase in borrowings under
     revolving line of credit                                  17,000       1,000
   Repayment of long-term debt and capital leases             (11,428)     (8,296)
                                                             --------    --------
NET CASH FLOWS PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                                       4,612      (7,764)
                                                             --------    --------
     Net Increase (Decrease) in Cash and Cash Equivalents        (322)      1,491

     Cash and Cash Equivalents at Beginning of Period             756         670
                                                             --------    --------
     Cash and Cash Equivalents at End of Period              $    434    $  2,161
                                                             ========    ========
NONCASH FINANCING ACTIVITIES
   Common stock issued for services                          $     40    $     36
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

NOTE B- FISCAL YEAR

         The Company has adopted a fiscal year-end on the Friday nearest December 31. Accordingly, the third quarter of 1999 ended on Friday, October 1, 1999.

NOTE C- CREDIT FACILITIES AND DEBT

         During the quarter ended October 1, 1999, the Company's unsecured revolving line of credit was amended to increase the line to $60,000,000 and extend the maturity date to April 2001.

NOTE D- COMMITMENTS AND CONTINGENCIES

         The Company is involved in various claims and routine litigation incidental to its business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the consolidated financial position or results of consolidated operations of the Company.

         To hedge its exposure to price fluctuations, the Company periodically enters into heating oil (diesel fuel) swap agreements. Agreements to purchase 19% of the remaining 1999 anticipated fuel requirements and approximately 5% of the Company's anticipated fuel requirements for the year 2000 were in place at the end of the quarter. Such agreements are settled monthly and are accounted for as hedges with gains and losses recognized in operating expenses using the accrual method as part of the fuel cost over the hedge period. The Company does not engage in speculative transactions nor does the Company hold or issue derivative instruments for trading purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Operating revenue for the third quarter of 1999 increased 7% from the comparable period of 1998 while the number of trucks in operation remained consistent. The increase in operating revenue in the third quarter consisted of a 3% increase from the Company's traditional over-the-road temperature-controlled freight services and a 4% increase from the dry-van over-the-road truckload division. An increase in the utilization of equipment (10%) over the same quarter in 1998, was the primary factor contributing to the increase in revenue. Revenue per total mile decreased 1% compared to the third quarter of 1998. Fuel surcharges added slightly to revenues ($85,000) in the third quarter of 1999. The Company had no fuel surcharges in 1998.

         Operating revenue during the first nine months of 1999 increased 1% compared to the same period in 1998. The increase in 1999 reflects improvement in equipment utilization during the third quarter offset by the negative impact of the winter weather, during the first quarter, on 1999 revenue.

         The operating ratio increased from 97.7% to 100.7% for the third quarter of 1999 compared to the same period in 1998. During the first nine months of 1999, the operating ratio increased from 96.7% to 99.1%.

     During September 1998, the Company implemented a restructured pay package that increased compensation for certain drivers. An increase in the utilization of equipment resulted in more miles which further increased driver wages. The result of these increases was a rise in salary, wages and fringe benefits of 26% for the third quarter and 13% for the first nine months of the year compared to 1998. Decreases in accidents, and their related costs, are partially the result of the restructured pay package and its positive effect on the experience level of drivers. Insurance, claims, taxes and licenses were $1,302,000 and $2,549,000 less for the third quarter and the first nine months, respectively, than the same periods in 1998. Favorable claims experience combined with the results of aggressive claims management has led to a decrease in the expense rate for insurance and claims. Although operating supplies and expenses increased for the quarter and for the first nine months when compared to the prior year, various components within the category decreased including equipment repair and wreck expense. These decreases were offset by increases in the cost of fuel which had the effect of increasing fuel expense, net of surcharges, by $1,200,000 for the third quarter compared to the same period last year.

         As a result of the foregoing, operating income decreased by $1,681,000 and $4,304,000 for the third quarter and first nine months of 1999, respectively, when compared to the comparable periods of 1998. For the first nine months of 1999, interest and other income was $898,000 less than last year principally as a result of the sale of the corporate office building during the first quarter of 1998.

         Net earnings (loss) before extraordinary item decreased $978,000 and $3,016,000 for the third quarter and the first nine months of 1999, respectively, compared to the same periods in 1998. Basic and diluted earnings per share before the extraordinary item, decreased $.24 to a loss of $.18 in the third quarter of 1999 and decreased $.70 to a loss of $.14 for the first nine months of 1999 compared to the same periods in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are cash flow from operations and its existing credit agreements. During the thirty-nine weeks ended October 1, 1999, the Company generated $6,957,000 in net cash from operating activities.

         During the first nine months of 1999, net cash flows used in investing activities by the Company were approximately $12 million. Net capital expenditures for the remainder of 1999, primarily for revenue equipment, are expected to be approximately $7 million. The Company entered into operating leases for 400 trailers and for 65 tractors during the first nine months of 1999.

         The Company has a $60,000,000 unsecured revolving line of credit (the "Revolver") with a syndication of banks. Borrowings under the Revolver of $45,000,000 were outstanding at October 1, 1999. Under the terms of the Revolver, borrowings bear interest at (i) the higher of prime rate or a rate based upon the federal funds effective rate, (ii) a rate based upon the Eurodollar rates, or (iii) an absolute interest rate as determined by each lender in the syndication under a competitive bid process at the Company's option. Facilities fees from 1/4% to 1/2% per annum are charged on the unused portion of this line. At October 1, 1999, borrowings under the Revolver was the Company's only long-term debt outstanding.

         During the second quarter, the Company fully prepaid the 9.11% senior notes (1992 debt) which were due June 2002. Under the terms of the prepayment, fees and other expenses totaling $247,000, net of a $150,000 tax benefit, were incurred. With the prepayment of the 1992 debt, the Company's average effective interest rate for debt outstanding was reduced from 6.8% to 6.0%. Expenses relating to the prepayment of the 1992 debt are included in the consolidated statements of earnings as an extraordinary item. Prepayment of the 1992 debt eliminated certain restrictive financial covenants.

         Working capital needs have generally been met from net cash provided from operating activities. The Company has a $5 million unsecured working capital line of credit with a bank, all of which was available at October 1, 1999. Interest is at a rate based upon the Eurodollar rates with facility fees at 3/8% per annum on the unused portion of the line.

         In 1998, the Company announced plans to purchase up to 150,000 shares of the Company's outstanding stock. During 1999, 134,000 shares were purchased for $960,000 of which 50,000 shares for $356,000 were purchased from the Estate of B.C. Lee, Jr., former Chairman of the Board.

         The Company anticipates that its existing credit facilities along with cash flow from operations will be sufficient to fund operating expenses, capital expenditures, debt service, and any additional stock repurchases.

IMPACT OF YEAR 2000

         Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This date problem could cause a system failure or could cause miscalculations which would disrupt operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. During 1999 the Company has progressed with modifications to its computer software which will enable its computer systems to function properly with respect to dates in the year 2000 and thereafter. The failure of the Company, its suppliers, or its customers to adequately prepare for the Year 2000 problem could have an adverse effect on the consolidated operations of the Company. While all scheduled changes and modifications have been completed, the Company is testing all applications to ensure a seamless transition to the year 2000.

         Beginning in mid 1996, the Company established a conversion timeline. Each software system was identified and categorized as Year 2000 ready, not-ready and conversion planned, and not-ready with replacement planned. During the time since that study, the conversion effort and timeline have been updated to reflect progress on the overall project. Consistent with the original Year 2000 conversion timeline, all scheduled changes and modifications have been completed. Currently testing of all applications includes performing detail testing and actually changing the date to the year 2000 in certain systems. The total project has cost approximately $700,000 for the purchase of new software and the modification of existing software with $400,000 of the total capitalized and the remaining $300,000 expensed as incurred.

         To determine the scope of the effort beyond the Company's systems, each operating department of the Company is determining the population of significant suppliers and their level of preparedness. In certain applications, tests have been performed to ensure an uneventful continuation of business. The Company's suppliers, vendors, and equipment manufacturers, have indicated that they continue to assess the impact of the Year 2000 issue on their operations. In the event of an unforeseen problem, the Company is studying contingency plans that may include communication with drivers other than via satellite and manual transactions. If certain suppliers such as fuel vendors are unable to supply products or if customer locations are closed due to their inability to operate, the Company's operations could be suspended. Although management has been assured that revenue equipment will not be affected, a Year 2000 electronic malfunction could render certain equipment inoperable.

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

PART II:  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         Exhibit 27 - Financial Data Schedule

         There were no Form 8-K filings for the quarter ended October 1, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   KLLM TRANSPORT SERVICES, INC.
                                   -----------------------------
                                            (Registrant)



Date October 29, 1999              /s/  Jack Liles
                                   ---------------------------------------------
                                   Jack Liles
                                   Chairman of the Board, President and Chief
                                   Executive Officer



Date October 29, 1999              /s/ Steven L. Dutro
                                   ---------------------------------------------
                                   Steven L. Dutro
                                   Senior Vice President and Chief Financial
                                   Officer