Form 10-K
period 1999-12-31
KLLM TRANSPORT SERVICES INC
filed 2000-03-30
CIK 793765

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year                              Commission file number 0-14759
ended December 31, 1999



                          KLLM TRANSPORT SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                       64-0412551
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                               135 Riverview Drive
                           Richland, Mississippi 39218
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                  Yes [X]   No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]

     Aggregate market value of voting stock held by nonaffiliates of the registrant as of the close of business on March 24, 2000: $27,620,824.

     The number of shares outstanding of registrant's common stock as of March 24, 2000: 4,101,468.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference:

     Document                                                             Part
     --------                                                             ----

     Annual Report to Shareholders for year ended
       December 31, 1999                                                   II
     Definitive Proxy Statement for Annual Meeting of
       Shareholders to be held May 26, 2000 to be filed with
       the Securities and Exchange Commission pursuant
       to Regulation 14A                                                  III

     Only the portions of KLLM Transport Services, Inc.'s 1999 Annual Report to Shareholders and Proxy Statement which are expressly incorporated by reference in this Annual Report on Form 10-K are deemed filed as part of this report.

                          KLLM TRANSPORT SERVICES, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
PART I

1.  Business ................................................................................       4
2.  Properties ..............................................................................       6
3.  Legal Proceedings .......................................................................       7
4.  Submission of Matters to a Vote of Security Holders .....................................       7

PART II

5.  Market for Registrant's Common Equity and Related Stockholder Matters ...................       8
6.  Selected Financial Data .................................................................       8
7.  Management's Discussion and Analysis of Financial Condition and Results of Operations ...       8
7A. Quantitative and Qualitative Disclosures About Market Risk ..............................       8
8.  Financial Statements and Supplementary Data .............................................       8
9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....       8

PART III

10. Directors and Executive Officers of the Registrant ......................................       9
11. Executive Compensation ..................................................................       9
12. Security Ownership of Certain Beneficial Owners and Management ..........................       9
13. Certain Relationships and Related Transactions ..........................................       9

PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K .........................      10



                                     PART I

ITEM 1.  BUSINESS.

         KLLM Transport Services, Inc. (through its wholly-owned subsidiary, KLLM, Inc., hereinafter referred to as "the Company") is an irregular-route common carrier that specializes in providing high-quality transportation service in North America. The Company primarily serves the continental United States, Canada and Mexico. A Delaware corporation, the Company is the successor, by merger, to KLLM Distributing, Inc. ("KLLM Distributing"), a Mississippi corporation, incorporated in 1964. The Company owns all of the outstanding shares of KLLM, Inc., a Texas corporation, which owns (either in fee or as lessee) and operates substantially all of the Company's tractors and trailers and holds all of the operating rights presently used in the Company's business.

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

         The Company currently owns (or leases) and operates substantially all of its fleet. On December 31, 1999, the Company's fleet consisted of 1,422 Company-operated tractors and 260 owner-operated tractors, 1,948 temperature-controlled trailers and 793 dry-van trailers. Capital expenditures, net of proceeds from trade-ins during 1999, were approximately $17,535,000. Net capital expenditures in 1998 were $4,823,000. Net capital expenditures in 2000 are expected to be approximately $28,400,000.


MARKETING AND OPERATIONS

         The Company specializes in providing high-quality transportation services in North America. The Company seeks customers who value its premium services, who need a certain number of trucks each week and who require dependable service in meeting schedule requirements.

         The Company's full-time staff of six (6) salespersons, along with certain executives, is responsible for developing new accounts. Once a customer relationship is established, the primary Company contact is an operations manager who is either dedicated to the customer or who is responsible to a geographic territory. Working from the Company's corporate headquarters in Mississippi and Louisiana, these managers contact existing customers to solicit additional business.

         The Company has driver terminal operations in Georgia, Louisiana, California, Indiana, Pennsylvania and Mississippi. Maintenance facilities are located in Mississippi, Louisiana, Texas and Georgia.

         The Company's largest 25, 10 and 5 customers accounted for approximately 65%, 49%, and 39%, respectively, of its revenue for the year ended December 31, 1999. During 1999, one customer accounted for more than 10% of the Company's revenues.

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

PERSONNEL

         Drivers are recruited at the Mississippi and California driver terminal locations. On December 31, 1999, the Company employed 1,418 drivers and had a total of 1,851 employees. None of the Company's employees is represented by a collective bargaining unit.

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

         The Company owns a maintenance and driver terminal facility near Dallas, Texas This facility, which consists of approximately 8,000 square feet of office space and 13,700 square feet of equipment repair and maintenance space, is located on approximately nine acres of land.

         The Company also owns a maintenance and driver terminal operation in Atlanta, Georgia. This facility, which includes two buildings containing approximately 5,000 square feet of office space and 20,000 square feet of maintenance space, is located on approximately sixteen acres of land.

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

PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         "Market and Dividend Information" on page 6 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference in response to this item.

ITEM 6.  SELECTED FINANCIAL DATA.

         "Selected Financial and Operating Data" on page 4 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 7 - 10 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference in response to this item, except that the estimated net capital expenditures is expected to be approximately $28,400,000 rather than the $40,700,000 on page 10 of the Company's 1999 Annual Report. You should read the following discussion and analysis and the discussion and analysis incorporated by reference from the Company's 1999 Annual Report in conjunction with "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data" incorporated herein by reference from the Company's 1999 Annual Report, which may contain forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. The Company's actual results could differ materially from the results anticipated by such forward-looking statements as a result of many known and unknown factors, including but not limited to those discussed below, those discussed in "-Factors Affecting Future Performance" in the Company's 1999 Annual Report and those discussed elsewhere in this report and the Company's 1999 Annual Report.

         IN ADDITION TO THE "-FACTORS AFFECTING FUTURE PERFORMANCE" INCORPORATED HEREIN BY REFERENCE FROM THE COMPANY'S 1999 ANNUAL REPORT, ANOTHER FACTOR AFFECTING FUTURE PERFORMANCE IS THAT THE COMPANY HAS ADOPTED MEASURES THAT HAVE ANTI-TAKEOVER EFFECTS, WHICH MAY DISCOURAGE TRANSACTIONS THAT MAY BE BENEFICIAL TO STOCKHOLDERS.

         Under the Company's Certificate of Incorporation, the Board of Directors may issue Preferred Stock, with any rights the Company wishes to assign them, without stockholder action. The Company has also adopted a Stockholder Rights Plan under which the Company has distributed rights to purchase shares of its Participating Preferred Stock to its stockholders. If certain triggering events occur, the holders of the rights will be able to purchase shares of Common Stock at a price substantially discounted from the then applicable market price of the Common Stock.

         The Company has also entered into or anticipates entering into Change of Control Agreements with certain employees of the Company which, upon certain triggering events, will cause the Company to pay such employees, in the aggregate, approximately $1,876,600.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         "Market Risk" on page 9 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference in response to this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Report of Independent Auditors and the consolidated financial statements included on pages 11 - 22 of the Company's 1999 Annual Report to Shareholders are incorporated herein by reference in response to this item.

         "Selected Quarterly Data (Unaudited)" on page 5 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference in response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information under the caption, "Election of Directors--Nominees for Director," of the Company's definitive proxy statement for its scheduled May 26, 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference in response to this item.

         The information under the caption, "Election of Directors--Management," of the Company's definitive proxy statement for its scheduled May 26, 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference in response to this item.

         The information under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement for its scheduled May 26, 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION.

         The information under the captions, "Executive Compensation; Director Compensation; Compensation Committee Report on Executive Compensation; Compensation Committee Interlocks and Insider Participation; Stock Option Plan; Employee Stock Purchase Plan ("ESPP") and Performance Graph" of the Company's definitive proxy statement for its scheduled May 26, 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information under the caption "Election of Directors--Stock Ownership," of the Company's definitive proxy statement for its scheduled May 26, 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the caption "Certain Transactions" of the Company's definitive proxy statement for its scheduled May 26, 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated herein by reference in response to this item.

                                     PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          a. The following documents are filed, as part of this report or incorporated by reference herein:

               1.   Financial Statements

                    The following consolidated financial statements of the
               Company and its subsidiaries, included in the Company's Annual Report, are incorporated by reference in Item 8:

                    Consolidated Balance Sheets-January 1, 1999 and
                         December 31, 1999.

                    Consolidated Statements of Operations--Years ended
                         January 2, 1998, January 1, 1999 and December 31, 1999.

                    Consolidated Statements of Stockholders' Equity--Years ended
                         January 2, 1998, January 1, 1999 and December 31, 1999.

                    Consolidated Statements of Cash Flows--Years ended
                         January 2, 1998, January 1, 1999 and December 31, 1999.

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

               3.   Listing of Exhibits

                    (i) Exhibits filed pursuant to Item 601 of Regulation S-K

        EXHIBIT
         NUMBER     DESCRIPTION
        -------     -----------

           3.1      Bylaws of Registrant 1

           3.2      Certificate of Incorporation (as amended) 2

          10.1      Amended & Restated Stock Option Plan 3

          10.2      KLLM, Inc. Retirement Plan and Trust (as amended) 4

          10.3 1986 Lease with Mr. Lee and Mr. Liles Covering Corporate Headquarters 1

          10.4      Employee Stock Purchase Plan (as amended)5

          10.7      KLLM, Inc. Cafeteria Plan 6

          10.9 Option to purchase real property on which terminal facility is located from Messrs. Liles and Lee 4

          10.11 Revolving Credit Agreement by andamong KLLM, Inc., NationsBank of Georgia, National Association, The First National Bank of Chicago, Deposit Guaranty National Bank, and ABN Amro Bank, N.V. 7

          10.15     1996 Stock Option Plan 8

          10.16     Amended and Restated 1996 Stock Purchase Plan 8

          10.17     1998 Non-Employee Director Stock Compensation Plan 9

          10.18 Stockholder Protection Rights Agreement dated February 13, 1997 between KLLM Transport Services, Inc. and KeyCorp Shareholder Services, Inc.,as Rights Agent 10

          10.19     Change in Control Agreement

          13 1999 Annual Report (only portions incorporated by reference are deemed filed)

          21        List of Subsidiaries of the Registrant




--------

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

6 Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-14759).

7 Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 30, 1994 (File No. 0-14759).

8 Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended January 3, 1997 (File No. 0-14759).

9 Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended January 2, 1998 (File No. 0-14759).

10 Incorporated herein by reference to Registrant's Form 8-A12G\A as filed on February 24, 1997 (File No. 001-12751).

          23        Consent of Ernst & Young LLP

          27        Financial Data Schedule


               (b)  Reports on Form 8-K filed in the fourth quarter of 1999:

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

Date:    March 30, 2000                By:    /s/ Jack Liles
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

Date:     March 30, 2000                   /s/ Jack Liles
     -------------------------             -------------------------------------
                                           Jack Liles
                                           Chairman of the Board, President, and
                                              Chief Executive Officer



Date:     March 30, 2000                   /s/ James L. Young
     -------------------------             -------------------------------------
                                           James L. Young
                                           Secretary and Director



Date:
     -------------------------             -------------------------------------
                                           David L. Metzler
                                           Director



Date:     March 30, 2000                   /s/ Walter P. Neely
     -------------------------             -------------------------------------
                                           Walter P. Neely
                                           Director



Date:
     -------------------------             -------------------------------------
                                           Leland R. Speed
                                           Director



Date:     March 30, 2000                   /s/ Steven L. Dutro
     -------------------------             -------------------------------------
                                           Steven L. Dutro
                                           Senior Vice President and Chief
                                             Financial Officer



Date:     March 30, 2000                   /s/ A. K. Northrop
     -------------------------             -------------------------------------
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



Date:      March 30, 2000               By: /s/ Jack Liles
     -------------------------             -------------------------------------
                                           Jack Liles
                                           Chairman of the Board, President, and
                                             Chief Executive Officer

                              ITEM 14(a)(2) and (c)
                          FINANCIAL STATEMENT SCHEDULES



                 KLLM TRANSPORT SERVICES, INC. and SUBSIDIARIES
                                  SCHEDULE II - VALUATION and QUALIFYING
                        ACCOUNTS Years Ended January 2, 1998, January 1, 1999, and December 31, 1999


         This schedule contains summary financial information extracted from the consolidated financial statements for the three years ended December 31, 1999 and is qualified in its entirely by reference to such financial statements.




                                          BALANCE AT          CHARGED TO          WRITE-OFF           BALANCE AT
                                          BEGINNING           COST AND               OF                  END
          DESCRIPTION                     OF PERIOD           EXPENSES            ACCOUNTS            OF PERIOD
          -----------                     ---------           --------            --------            ---------
                                                                    (In Thousands)
Accounts Receivable Allowance:
  Year ended January 2, 1998              $682                $335                $128                $889
  Year ended January 1, 1999              $889                $213                $552                $550
  Year ended December 31, 1999            $550                $378                $512                $416


                                  EXHIBIT INDEX


        EXHIBIT NUMBER                   DESCRIPTION
        --------------                   -----------

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

            10.7        KLLM, Inc. Cafeteria Plan 6

            10.9 Option to purchase real property on which terminal facility is located from Messrs. Liles and Lee 4

            10.11 Revolving Credit Agreement by and among KLLM, Inc., NationsBank of Georgia, National Association, The First National Bank of Chicago, Deposit Guaranty National Bank, and ABN Amro Bank, N. V. 7

            10.15       1996 Stock Option Plan 8

            10.16       Amended and Restated 1996 Stock Purchase Plan 8

            10.17       1998 Non-Employee Director Stock Compensation Plan 9

            10.18 Stockholder Protection Rights Agreement dated February 13, 1997 between KLLM Transport Services, Inc. and KeyCorp Shareholder Services, Inc., as Rights Agent 10

            10.19       Change in Control Agreement

            13 1999 Annual Report (Only portions incorporated by reference are deemed filed)


----------

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

6 Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-14759).

7 Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended December 30, 1994 (File No. 0-14759).

8 Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended January 3, 1997 (File No. 0-14759).

9 Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended January 2, 1998 (File No. 0-14759).

10 Incorporated herein by reference to Registrant's Form 8-A12G\A as filed on February 24, 1997 (File No. 001-12751).

            21          List of Subsidiaries of the Registrant

            23          Consent of Ernst & Young LLP

            27          Financial Data Schedule