Form 10-Q
period 2000-03-31
KLLM TRANSPORT SERVICES INC
filed 2000-05-15
CIK 793765

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended   March 31, 2000  Commission File Number 0-14759
                                ----------------                       ---------


                          KLLM TRANSPORT SERVICES, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                   64-0412551
             --------                                   ----------
   (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                    Identification No.)



         135 Riverview Drive
        Richland, Mississippi                            39218
        ---------------------                            -----
(Address of principal executive offices)              (Zip Code)


        Registrant's telephone number, including area code     (601) 939-2545
                                                             ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.                                   Yes  X            No
                                                            ---             ---




         4,101,468 Common Shares were outstanding as of March 31, 2000.

                         KLLM TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES


                                      INDEX



                                                                                                         Page
                                                                                                         Number
                                                                                                         ------
    PART I.  FINANCIAL INFORMATION:

       Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets
                     March 31, 2000 (Unaudited) and December 31, 1999                                       1

                   Consolidated Statements of Earnings (Unaudited)
                     Thirteen weeks ended March 31, 2000 and
                     April 2, 1999                                                                          2

                   Condensed Consolidated Statements of Cash Flows (Unaudited)
                     Thirteen weeks ended March 31, 2000 and April 2, 1999                                  3

                   Notes to Condensed Consolidated Financial Statements (Unaudited)                         4

       Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       5

       Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                  6

    PART II.  OTHER INFORMATION:

       Item 6.  Exhibits and Reports on Form 8-K                                                            7

                          KLLM TRANSPORT SERVICES, INC
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,      December 31,
                                                                                   2000            1999
                                                                                 ---------      ------------
                                                                                (Unaudited)       (Note)
                                                                                       (In thousands)
                               ASSETS
Current assets:
     Cash and cash equivalents                                                   $   1,618        $     511
     Accounts receivable                                                            23,677           26,704
     Inventories - at cost                                                             715              686
     Prepaid expenses:
          Tires                                                                      3,700            3,625
          Other                                                                      1,911            3,474
     Deferred income taxes                                                           5,101            5,101
                                                                                 ---------        ---------
               Total current assets                                                 36,722           40,101

Property and equipment                                                             155,028          145,589
     Less accumulated depreciation                                                 (50,464)         (46,543)
                                                                                 ---------        ---------
                                                                                   104,564           99,046
                                                                                 ---------        ---------
                                                                                 $ 141,286        $ 139,147
                                                                                 =========        =========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to banks                                                      $   2,569
     Accounts payable and accrued expenses                                          17,722        $  14,032
     Accrued claims expense                                                         11,733           12,865
                                                                                 ---------        ---------
          Total current liabilities                                                 32,024           26,897

  Long-term debt, less current maturities                                           46,000           48,000

Deferred income taxes                                                               13,283           13,283

Stockholders' equity:
     Preferred Stock, $.01 value; authorized 5,000,000 shares; none issued
     Common Stock, $1 par value; 10,000,000 shares authorized;
       issued shares - 4,558,754 in 2000 and 1999;
       outstanding shares - 4,101,468 in 2000 and 4,098,967 in 1999                  4,559            4,559
     Additional paid-in capital                                                     32,808           32,822
     Retained earnings                                                              16,777           17,777
                                                                                 ---------        ---------
                                                                                    54,144           55,158
     Less common stock in treasury, 457,286 shares in 2000 and
      459,787 shares  in 1999, at cost                                              (4,165)          (4,191)
                                                                                 ---------        ---------
          Total stockholders' equity                                                49,979           50,967
                                                                                 ---------        ---------
                                                                                 $ 141,286        $ 139,147
                                                                                 =========        =========

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at the date indicated, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                          KLLM TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                           Thirteen Weeks Ended
                                                              ---------------------------------------------
                                                               March 31,                         April 2,
                                                                 2000                              1999
                                                              -----------                       -----------
                                                            (In Thousands, Except Share and Per Share Amounts)
OPERATING REVENUE                                             $    57,593                       $    55,331

OPERATING EXPENSES:

    Salaries, wages and fringe benefits                            20,833                            19,342
    Operating supplies and expenses                                15,919                            13,146
    Insurance, claims, taxes and licenses                           2,745                             3,143
    Depreciation and amortization                                   4,885                             4,367
    Purchased transportation and equipment rent                    11,625                            12,351
    Other                                                           2,449                             2,679
    Gain on sale of revenue equipment                                (130)                             (117)
                                                              -----------                       -----------
    TOTAL OPERATING EXPENSES                                       58,326                            54,911
                                                              -----------                       -----------

    OPERATING INCOME (LOSS)                                          (733)                              420

Interest and other income                                             (51)                               (8)
Interest expense                                                      943                               803
                                                              -----------                       -----------
                                                                      892                               795
                                                              -----------                       -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                                (1,625)                             (375)
Income tax (benefit) expense                                         (625)                             (150)
                                                              -----------                       -----------

NET EARNINGS (LOSS)                                           $    (1,000)                      $      (225)
                                                              ===========                       ===========


BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE            $     (0.24)                      $     (0.05)
                                                              ===========                       ===========


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                   4,100,039                         4,373,115
                                                              ===========                       ===========

See accompanying notes.

                         KLLM TRANSPORT SERVICES, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                   Thirteen Weeks Ended
                                                                                  March 31,       April 2,
                                                                                    2000           1999
                                                                                  --------        -------
                                                                                      (In Thousands)
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                                                      $ 10,929        $  (892)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                              (12,322)        (7,034)
  Proceeds from disposition of property, equipment and assets held for sale          1,931          2,592
                                                                                  --------        -------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                        (10,391)        (4,442)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchases of common stock for treasury                                                 0           (960)
  Net change in borrowings under
    revolving line of credit                                                        (2,000)         4,000
  Net change in borrowings under working
    capital line of credit                                                           2,569          2,212
                                                                                  --------        -------
NET CASH FLOWS PROVIDED BY
  FINANCING ACTIVITIES                                                                 569          5,252
                                                                                  --------        -------


  Net Increase  (Decrease) in Cash and Cash Equivalents                              1,107            (82)

  Cash and Cash Equivalents at Beginning of Period                                     511            756
                                                                                  --------        -------

  Cash and Cash Equivalents at End of Period                                      $  1,618        $   674
                                                                                  ========        =======



NONCASH FINANCING ACTIVITIES
  Common stock issued for services                                                $     12        $    15
                                                                                  ========        =======

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

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). The provisions of SFAS No. 133 require all derivatives to be recorded on the balance sheet at fair value. SFAS No. 133 establishes "special accounting" for fair value hedges, cash flow hedges, and hedges of foreign currency exposures of net investments in foreign operations. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Management expects the effect of the adoption of this statement will be insignificant to the results of the consolidated operations and financial position of the Company when it becomes effective for fiscal 2001.


NOTE B- FISCAL YEAR

         The Company has adopted a fiscal year-end on the Friday nearest December 31. Accordingly, the first quarter of 2000 ended on Friday, March 31, 2000.


NOTE C- COMMITMENTS AND CONTINGENCIES

         The Company is involved in various claims and routine litigation incidental to its business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the consolidated financial position or results of consolidated operations of the Company.

         To hedge its exposure to price fluctuations, the Company periodically enters into heating oil (diesel fuel) swap agreements. Agreements to purchase approximately 2% of the remaining anticipated fuel requirements for 2000 were in place as of March 31, 2000. Such agreements are settled monthly and are accounted for as hedges with gains and losses recognized in operating expenses using the accrual method as part of the fuel cost over the hedge period. The Company does not engage in speculative transactions nor does the Company hold or issue derivative instruments for trading purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Operating revenue for the first quarter of 2000 increased 4% from the comparable period of 1999 while the number of trucks in operation remained fairly consistent. The increase in operating revenue in the first quarter consisted of a 1% increase from the Company's traditional over-the-road temperature-controlled freight services and a 3% increase from the dry-van over-the-road truckload division and resulted from higher utilization of equipment (3%) and an increase in average revenue per total mile (1%). Fuel surcharges added $1,308,000 to operating revenues in the first quarter of 2000. The Company had no fuel surcharges in the first quarter of 1999.

         The operating ratio increased from 99.2% to 101.2% for the first quarter of 2000 compared to the same period in 1999. Fuel charges, within operating supplies, were much higher than expected for the first quarter of 2000. Net of surcharges and fuel hedges, the higher fuel costs in the first quarter of 2000 reduced operating income for the quarter by approximately $1,800,000 compared to the same period in 1999. During the first quarter of 2000, many driver performance related expenses continued to improve, having the effect of reducing operating supplies and insurance, taxes and licenses from the levels in the prior year.

         As a result of the foregoing, operating income decreased by $1,153,000 for the first quarter of 2000 when compared to the comparable period of 1999. For the first three months of 2000, interest expense was $140,000 more than last year as a result of an increase in the level of debt and in the interest rates charged on that debt.

         The net loss increased $775,000 for the first quarter of 2000 compared to the same period in 1999. Basic and diluted earnings per share decreased $.19 to a loss of $.24 in the first quarter of 2000 compared to the same period in 1999.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are cash flow from operations and its existing credit agreements. During the thirteen weeks ended March 31, 2000, the Company generated $10,929,000 in net cash from operating activities.

         During the first three months of 2000, the Company's purchase of equipment net of equipment sales were approximately $10 million. Net capital expenditures for the remainder of 2000, primarily for revenue equipment, are expected to be approximately $10 million.

         The Company has a $60,000,000 unsecured revolving line of credit (the "Revolver") with a syndication of banks. Borrowings under the Revolver of $46,000,000 were outstanding at March 31, 2000. Under the terms of the Revolver, borrowings bear interest at (i) the higher of prime rate or a rate based upon the federal funds effective rate, (ii) a rate based upon the Eurodollar rates, or (iii) an absolute interest rate as determined by each lender in the syndication under a competitive bid process at the Company's option. Facilities fees from 1/4% to 1/2% per annum are charged on the unused portion of this line. At March 31, 2000, borrowings under the Revolver represented the Company's only long-term debt outstanding.

         Working capital needs have generally been met from net cash provided from operating activities. The Company has a $5 million unsecured working capital line of credit with a bank, $2,431,000 of which was available at March 31, 2000. Interest is at a rate based upon the Eurodollar rates with facility fees at 3/8% per annum on the unused portion of the line.

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

         As described in the SEC filings made subsequent to the end of the first quarter of 2000, a change in the control of the company is possible. The related bidding process described in the filings is not complete.


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

PART II:  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 27 - Financial Data Schedule

             There was one Form 8-K filing for the quarter ended March 31, 2000. The 8K reported the election of a director and was filed on February 15, 2000.

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



                                        KLLM TRANSPORT SERVICES, INC.
                                        -----------------------------
                                                (Registrant)


Date   May 12, 2000                  /s/ Jack Liles
                                     -------------------------------------
                                     Jack Liles
                                     Chairman of the Board, President and Chief
                                     Executive Officer



Date   May 12, 2000                  /s/ Steven L. Dutro
                                     -------------------------------------
                                     Steven L. Dutro
                                     Senior Vice President and Chief Financial
                                     Officer